Form 10QSB
period 2001-02-28
XELOS INC
filed 2001-04-11
CIK 1126533

10QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended

February 28, 2001

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number

Xelos, Inc.

(Exact name of registrant as specified in its charter)

Florida 651045849

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

3858 Coral Tree Circle #308 Coconut Creek, Florida 33073

(Address of principal executive offices (zip code))

954-975-9169

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x

No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding at February 28, 2001

Common Stock, par value $0.0001 2,000,000

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xelos, Inc.

(A Development Stage Company)

As of February 28, 2001

(Unaudited)

ASSETS

Cash	$200
Total Assets	$200

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities	-0-
Stockholders Equity
Common Stock, $.0001 par value, 50,000,000 shares authorized, 2,000,000 issued and outstanding	200
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$200

See accompanying notes to financial statements

Xelos, Inc.

(A Development Stage Company)

Statement of Income

(Unaudited)

	December 1, 2000 to February 28, 2001	June 28, 1999 (Inception) to November 30, 2000
Revenue	$ -0-	$ -0-
Expenses	$ -0-	$ -0-
Net Income (Loss)	$ -0-	$ -0-
Net Income per weighted average of shares	$ nil	$ nil
Weighted average of shares	2,000,000	2,000,000

See accompanying notes to financial statements

Xelos Inc.

(A Development Stage Company)

Statement of Changes in Stockholder's Equity

For the Period From June 28, 1999 (Inception)

To February 28, 2001

(Unaudited)

	Common Shares	Stock Amount	Retained Earnings during development stage period	Total stockholders equity
Beginning Balance June 28, 1999	-0-	$ -0-	$ -0-	$ -0-
Issuance of common stock	2,000,000	200	-0-	200
Net Income November 30, 2000	-0-	-0-	-0-	-0-
Balance November 30, 2000	2,000,000	200	-0-	-0-
Net Income February 28, 2001	-0-	-0-	-0-	-0-
Balance February 28, 2001	2,000,000	$ 200	$ -0-	$ -0-

See accompanying notes to financial statements

Xelos, Inc.

(A Development Stage Company)

Statements of Cash Flows

Unaudited
	December 1, 2000 to February 28, 2001	June 28, 1999 (Inception) to November 30, 2000
Cash flows from operations: Net Income	$ -0-	$ -0-
Net Cash provided for operations	$ -0-	$ -0-
Cash flows from financing activities: (increase) decrease in subscription receivable Issuance of common stock	-0- -0-	200 -0-
Net increase (decrease) in cash	-0-	200
Cash beginning	$ 200	-0-
Cash ending	$ 200	$ 200

See accompanying notes to financial statement.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Xelos, Inc.(a development stage company) ("the Company") was organized under the laws of the state of Florida on June 28, 1999. The company is a "shell" whose sole purpose is to locate and cosummate a reverse merger or reverse acquisition with an unidentified private entity.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

B. Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company, which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

These benefits are commonly thought to include

(1) the ability to use securities to make

acquisition of assets or businesses;

(2) increased visibility in the financial

community;

(3) the facilitation of borrowing from

financial institutions;

(4) improved trading efficiency;

(5) the potential for shareholder liquidity;

(6) greater ease in subsequently raising capital;

(7) compensation of key employees through

options for stock for which there may be a public market;

(8) enhanced corporate image; and,

(9) a presence in the United States capital market.

A private company which may be interested in a business combination with the Company may include

(1) a company for which a primary purpose of

becoming a reporting company

is the use of its securities for the

acquisition of assets or businesses;

(2) a company which is unable to find an

underwriter of its securities or is

unable to find an underwriter of securities on

terms acceptable to it;

(3) a company which wishes to become a

reporting company with less dilution

of its common stock than would occur normally

upon an underwriting;

(4) a company which believes that it will be

able obtain investment capital on

more favorable terms after it has become a

reporting company;

(5) a foreign company which may wish an

initial entry into the United States

securities market;

(6) a company seeking one or more of the other

benefits believed to attach to a

reporting company.

The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities

Exchange Act of 1934, the registrant has duly caused

this report to be signed on its behalf by the

undersigned thereunto duly authorized.

Xelos, Inc.

By: /S/ Scott Huvler

President

By: /S/ Kevin Monahan

Vice President

Dated: April 10, 2001