Form 10QSB
period 2001-05-31
XELOS INC
filed 2001-07-02
CIK 1126533

10QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended

May 31, 2001

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

Class Outstanding at May 31, 2001

Common Stock, par value $0.0001 2,000,000

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xelos, Inc.

(A Development Stage Company)

As of May 31, 2001

(Unaudited)

ASSETS

Cash	$22
Total Assets	$22

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities	-0-
Stockholders Equity
Common Stock, $.0001 par value, 50,000,000 shares authorized, 2,000,000 issued and outstanding	200
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$200

See accompanying notes to financial statements

Xelos, Inc.

(A Development Stage Company)

Statement of Income

(Unaudited)

	March 1, 2001 to May 31, 2001	June 28, 1999 (Inception) to February 28, 2001
Revenue	$ -0-	$ -0-
Expenses	$ 178	$ -0-
Net Income (Loss)	$ -0-	$ -0-
Net Income per weighted average of shares	$ nil	$ nil
Weighted average of shares	2,000,000	2,000,000

See accompanying notes to financial statements

Xelos Inc.

(A Development Stage Company)

Statement of Changes in Stockholder's Equity

For the Period From June 28, 1999 (Inception)

To May 31, 2001

(Unaudited)

	Common Shares	Stock Amount	Retained Earnings during development stage period	Total stockholders equity
Beginning Balance June 28, 1999	-0-	$ -0-	$ -0-	$ -0-
Issuance of common stock	2,000,000	200	-0-	200
Net Income February 28, 2001	-0-	-0-	-0-	-0-
Balance February 28, 2001	2,000,000	200	-0-	-0-
Net Income May 31, 2001	-0-	-0-	-0-	-0-
Balance May 31, 2001	2,000,000	$ 200	$ -0-	$ -0-

See accompanying notes to financial statements

Xelos, Inc.

(A Development Stage Company)

Statements of Cash Flows

Unaudited
	March 1, 2001 to May 31, 2001	June 28, 1999 (Inception) to February 28, 2001
Cash flows from operations: Net Income	$ -0-	$ -0-
Net Cash provided for operations	$ -0-	$ -0-
Cash flows from financing activities: (increase) decrease in subscription receivable Issuance of common stock	-0- -0-	200 -0-
Net increase (decrease) in cash	(178)	200
Cash beginning	$ 200	-0-
Cash ending	$ 22	$ 200

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

Dated: July 2, 2001