Form 10QSB
period 2001-08-31
REAL LOGIC  INC
filed 2002-03-14
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 000-32055


                                REAL LOGIC, INC.
                                ----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Florida                                   65-1045849
       -------------------------                  -----------------
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)              Identification Number)

                                125 Worth Avenue
                              Palm Beach, FL 33480
          (Address of principal executive offices, including zip code)

                                 (561) 655-3200

              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                  YES [X]           NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of August 31, 2001 was 2,000,000.

                                REAL LOGIC, INC.

                         PART I - FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----

Item 1.           Financial Statements:

                  Balance Sheets as of August 31, 2001 and December 31, 2000......................................3

                  Statements of Operations for the Nine Months Ended August 31, 2001 and for the
                  period from June 28, 1999 (date of inception) to August 31, 2001................................4

                  Statements of Changes in Stockholders' Equity from July 7, 1998
                  (date of inception) through August 31, 2001 ....................................................5

                  Statements of Cash Flows for the Nine Months Ended August 31,
                  2001, 2001 and 2000 and for the period from
                  June 28, 1998 (date of inception) through August 31, 2001 ......................................6

                  Notes to Financial Statements...................................................................7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................8


                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K................................................................8

Signatures....................................................................................................... 9

                                REAL LOGIC, INC.
                            ( FORMERLY XELOS, INC. )
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 AUGUST 31, 2001


                                     ASSETS
                                     ------



Current Assets
     Cash                                                                 $   1
                                                                          -----


          Total Assets                                                    $   1
                                                                          =====


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Liabilities                                                               $   0


Stockholders' Equity
     Common Stock, $.0001 par value, authorized
      50,000,000 shares, 2,000,000 issued and outstanding                   200
      Accumulated deficit during development stage                         (199)
                                                                          -----

         Total Stockholders' Equity                                       $   1
                                                                          =====



     Total Liabilities and Stockholders' Equity                           $ 200
                                                                          =====





                 See accompanying notes to financial statements.

                                REAL LOGIC, INC.
                            ( FORMERLY XELOS, INC. )
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED AUGUST 31, 2001 AND 2000
              AND THE PERIOD FROM JUNE 28, 1999 (DATE OF INCEPTION)
                               TO AUGUST 31, 2001


                                                                                             Operations During
                                                                                             Development Stage
                                                                                               Inception to
                                                   2001                     2000              August 31, 2001
                                               -----------              -----------           ---------------


Revenue                                        $         0              $         0             $         0

Expenses:                                              199                        0                     199
                                               -----------              -----------             -----------


Net Income (Loss)                              $      (199)             $         0             $      (199)
                                               ===========              ===========             ===========

Net income per weighed average
     of shares                                 $       nil              $       nil             $       nil
                                               ===========              ===========             ===========

Weighed average of shares                        2,000,000                2,000,000               2,000,000
                                               ===========              ===========             ===========



                 See accompanying notes to financial statements.

                                REAL LOGIC, INC.
                             (FORMERLY XELOS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   NINE MONTHS ENDED AUGUST 31, 2001 AND 2000


                                                                           Retained Earnings
                                                Common Stock                     During              Total
                                        -----------------------------       Development Stage     Stockholders'
                                         Shares               Amount            Period               Equity
                                        ---------           ---------       -----------------     ------------
Beginning Balance
February 28, 1999 (Inception)                   0           $       0           $       0           $       0

Issuance of common stock                2,000,000                 200                   0                 200

Net income - November 30, 1999                  0                   0                   0                   0
                                        ---------           ---------           ---------           ---------

Balance - November 30, 1999             2,000,000                 200                   0                   0

Net income - November 30, 2000                  0                   0                   0                   0
                                        ---------           ---------           ---------           ---------

Balance - November 30, 2000             2,000,000                 200           $       0           $       0

Net income - August 31, 2001                    0                   0                   0                (199)
                                        ---------           ---------           ---------           ---------

Balance - August 31, 2001               2,000,000           $     200           $       0           $    (199)
                                        =========           =========           =========           =========




                 See accompanying notes to financial statements.

                                REAL LOGIC, INC.
                            ( FORMERLY XELOS, INC. )
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED AUGUST 31, 2001 AND 2000
              AND THE PERIOD FROM JUNE 28, 1999 (DATE OF INCEPTION)
                               TO AUGUST 31, 2001

                                                                                             Operations During
                                                                                             Development Stage
                                                                                               Inception to
                                                               2001             2000          August 31, 2001
                                                              -----             -----         ---------------
Cash flows from operations:
     Net income                                               $(199)            $   0             $(199)

Net cash provided for operations                                  0                 0                 0
                                                              -----             -----             -----

Cash flows from financing activities:
     (Increase) decrease in subscription receivable             200              (200)                0
     Issuance of common stock                                     0               200               200
                                                              -----             -----             -----



Net increase (decrease) in cash                                (199)                0                 1

Cash - beginning                                                200                 0                 0
                                                              -----             -----             -----

Cash - ending                                                 $   1             $   0             $   1
                                                              =====             =====             =====



                 See accompanying notes to financial statements.

                                REAL LOGIC, INC.
                             (FORMERLY XELOS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1              SIGNIFICANT ACCOUNTING POLICIES
                    -------------------------------

                    Organization and Operations
                    ---------------------------

                    The Company was organized under the laws of the State of Florida on February 28, 1999. The Company is in the development stage. The Company is a "shell" whose sole purpose is to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity.

                    Basis of Accounting
                    -------------------

                    The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles.

                    Use of Estimates
                    ----------------

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2              CAPITAL TRANSACTIONS
                    --------------------

                    The Company on November 20, 2000 amended its articles of incorporation to change its par value of common stock from $ .001 to $ .0001.


NOTE 3              SUBSEQUENT EVENTS
                    -----------------

                    The Company changed its name to Real Logic, Inc. on October 29, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Real Logic, Inc. (the "Company") was incorporated in the state of Florida on June 28, 1999. Since its inception through August 29, 2001, the Company's primary activity has been to locate and acquire an operating company.

     On December 4, 2000, the Company voluntarily filed a Form 10-SB with the Securities and Exchange Commission. On October 29, 2001, the Company changed its name from Xelos, Inc. to Real Logic, Inc.

     New management, led by Brad Tolley and Michael Posner, has considered the acquisition of several companies. One of the potential acquisition companies is publicly traded in Canada and has a large shareholder base. However, as of this date, none of the deals have been finalized.

PLAN OF OPERATIONS

     The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation. As of August 31, 2001, the Company's accumulated deficit was $199.

     As of August 31, 2001, the Company had $1 of cash in operations. The Company believes that it can satisfy its cash requirements for the next twelve months, because its majority shareholder, Brad Tolley, will make additional capital contributions to the Company, when they are needed.

     New management has been considering potential business combinations. However, as of the present date, none of these business combinations have been finalized.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.      EXHIBITS

        None

B.      REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K reporting Item 1 - Change in Control of Registrant on September 10, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2002                 REAL LOGIC, INC.

                                    By /s/   Michael Posner
                                    --------------------------------------------
                                    Michael Posner
                                    President and Chief Executive Officer

                                    (Principal Financial and Accounting Officer)