Form 10KSB
period 2001-11-30
REAL LOGIC  INC
filed 2002-04-02
CIK 1126533

FORM 10KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the Fiscal Year Ended November 30, 2001

                          Commission File No. 000-25003

                                REAL LOGIC, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Florida                                         64-1045849
-------------------------------                  ------------------------------
(State or other jurisdiction of                      (IRS Employer ID No.)
 incorporation or organization)

125 Worth Avenue
Suite 302
Palm Beach, FL                                               33480
-------------------------------                         -------------
(Address of principal executive                           (Zip Code)
offices)

Registrant's telephone number,
including area code:                                   (561) 655-3200
                                                   --------------------

         Indicate by check mark whether the registrant(l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]          NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB.

         Issuer's revenues for the most recent fiscal year were $0.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $0 on November 30, 2001 based upon the latest published average bid and ask price on such date.

         The approximate number of shares outstanding of the Registrant's common stock on November 30, 2001 was 2,000,000.

         Transitional Small Business Disclosure Format (check one): Yes No: X

PART I

         THE FOLLOWING INFORMATION HAS BEEN DERIVED FROM OUR FINANCIAL STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN PART 1- ITEM 1 OF THIS 10-KSB. THE DISCUSSION FOLLOWING CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS FORM 10-KSB.

Item 1. Business

OVERVIEW:

Real Logic, Inc. was incorporated in the state of Florida on June 28, 1999. Since its inception through August 29, 2001, the Company's primary activity has been to locate and acquire an operating company. On December 4, 2000, the Company voluntarily filed a Form 10-SB with the Securities and Exchange Commission. On October 29, 2001, the Company changed its name from Xelos, Inc. to Real Logic, Inc. New management, led by Brad Tolley and Michael Posner, has considered the acquisition of several companies. One of the potential acquisition companies is publicly traded in Canada and has a large shareholder base. As of this date, however, none of the deals have been finalized.

PLAN OF OPERATIONS

The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation. As of November 30, 2001, the Company's accumulated deficit was $199. As of November 30, 2001, the Company had $1 of cash in operations. The Company believes that it can satisfy its cash requirements for the next twelve months, because its majority shareholder, Brad Tolley, will make additional capital contributions to the Company when they are needed. New management has been considering potential business combinations. As of the present date, however, none of these business combinations have been finalized.

Item 2. Property

The Company has no property. The Company currently maintains an office and a mailing address at 125 Worth Avenue, Suite 302, Palm Beach, Florida. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain a larger office at any time in the foreseeable future in order to carry out its plan of operations described herein.


Item 3. Legal Proceedings

         There are no legal proceedings pending at the present time.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters have been submitted to a vote by security holders.

PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

There is no present market for our common stock.

Common Stock

         As of November 28, 2001, we had issued and outstanding 2,000,000 shares of our common stock.

Holders of Record

         As of November 30, 2001, there were approximately four shareholders of record of our common stock, not including beneficial owners holding shares through nominee name.

Dividend Policy

         We have never paid cash dividends on our Common Stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company. At the present time, our anticipated financial capital requirements are such that we intend to continue to follow a policy of retaining earnings in order to finance the development of our business.


         Item 6. Management's Discussion and Analysis or Plan of Operations.

RESULTS OF OPERATION(S)

The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation. As of November 30, 2001, the Company's accumulated deficit was $199. As of November 30, 2001, the Company had $1 of cash in operations. The Company believes that it can satisfy its cash requirements for the next twelve months, because its majority shareholder, Brad Tolley, will make additional capital contributions to the Company, when they are needed. New management has been considering potential business combinations. As of the present date, however, none of these business combinations have been finalized.

RISK FACTORS

THE COMPANY HAS NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS. In its current form, the Company has no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination or the execution of a business plan. This may result in the Company incurring a net operating loss which will increase continuously until the Company can generate revenues. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THE COMPANY'S PROPOSED OPERATIONS ARE SPECULATIVE. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the business plan or proposed target company. While management prefers a business combination with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

THERE IS A SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will compete with numerous other small public companies in seeking merger or acquisition candidates.

THE COMPANY HAS NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND NO STANDARDS FOR BUSINESS COMBINATIONS. The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. The Company may not be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the

Company. The Company may not be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

THE COMPANY'S MANAGEMENT HAS ONLY LIMITED TIME AVAILABILITY FOR COMPANY MANAGEMENT. While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. They have other business interests to which they also devote their attention, and they will continue to do so. As a result, management may be subject to conflicts of interest in allocating time among their various business interests. The Company's officers have not entered into written employment agreements with the Company and they are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

THE COMPANY'S REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE COMPANY'S OPERATIONS MAY LACK DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only a handful of business entities or execute a business plan in only a few business industries. Consequently, the Company's activities will be limited to those engaged in by the business entities that the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

POSSIBLE REGULATION UNDER THE INVESTMENT COMPANY ACT. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the

Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

CONTROL AND MANAGEMENT OF THE COMPANY WILL PROBABLY CHANGE AS A RESULT OF ANY BUSINESS COMBINATION. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

POTENTIAL REGULATION AS A PENNY STOCK. The trading price of the Company's Common stock could be subject to wide fluctuations in response to many factors including variations in anticipated or actual results of operations and market conditions in the industries in which we operate. Trading in the Common stock is expected to be conducted, at least initially, in the over-the-counter market in what is commonly referred to as the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the Common stock which can limit the Company's ability to create and sustain a viable market for its Common stock. Furthermore, if our share price is below $5 per share, brokerage firms are required to make a special suitability determination for purchasers and to obtain the purchaser's written consent to the trade before making the sale. Accordingly, these rules may affect the ability of broker- dealers to make effective markets in our securities and also may affect adversely the ability of purchasers of the Company's stock to resell the stock in the secondary market.

THERE ARE POTENTIAL TAX CONSEQUENCES TO ANY BUSINESS COMBINATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured to result in tax-free treatment to both companies and their shareholders, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state consequences to both companies and their shareholders; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on shareholders of the Company.

NO PUBLIC MARKET EXISTS FOR THE COMPANY STOCK. There is no public market for the Company's Common Stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

RULE 144 SALES COULD AFFECT THE COMPANY'S STOCK PRICE. All of the outstanding shares of the Company's Common Stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of company's outstanding common stock or the average weekly trading volume during the four calender weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

FUTURE BUSINESS STRATEGY

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings or other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, and the use of one or more world-wide websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more entities to conduct or assist in such solicitation. The Company and/or any entity with which the Company enters into a business combination may pay referral fees to consultants and others who refer target businesses for mergers into public companies. Such payments would be made only if a business combination occurs and may consist of cash or a portion of the stock in the resulting company retained by management and its affiliates or both.

The Company has three part time employees. The Company's officers have agreed to allocate a portion of their time to the activities of the Company without compensation. The officers, however, may experience conflicts of interest in allocating their time because of the limited time commitment by such officer.

Item 7.  Financial Statements

         Independent Auditor's Report............................. F-1
         Consolidated Financial Statements
                  Balance Sheets.................................. F-2,
                  Statements of Operations........................ F-3
                  Statements of Changes in Stockholders Equity.... F-4
                  Statements of Cash Flows........................ F-5
         Notes to Consolidated Financial Statements............... F-6

         Item 8. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure

         There have been no disagreements with Accountants on Accounting and Financial Disclosure in 2001.

PART III

Item 9. Directors, Executive Officers and Significant Employees

         The executive officers and directors of the Company during 2001 were as follows:

             Name                Age          Position Held with Registrant
         --------------          --           -----------------------------
         Michael Posner          41           President, Director
         Brad Tolley             37           Chief Executive Officer, Secretary
                                              and Treasurer, Director

         Michael Posner has been President of the Company since August, 2001. Mr. Posner is a shareholder in the law firm of Ward, Damon, & Posner where he has been since 1989. He is a member of the Florida Bar. Mr. Posner received his Juris Doctor in 1985 from the University of Florida.

         Brad Tolley is a graduate of Phillips Academy in Andover, Massachusetts in 1982, and attended Rollins College in Winter Park, Florida. He was employed by Westchester Ltd., Inc., as an Account Executive from 1985 to 1989. From 1990-1992, Mr. Tolley was employed by a wholly-owned subsidiary of Dresdner Bank in Germany. Mr. Tolley has worked with high net individuals and companies in the past such as Barnett Bank of Florida and Goldome Bank of New York. Mr. Tolley has more than fifteen years experience in venture capital and finance placement. He continues to cultivate these relationships and network with new ones for information and growth. Currently, Mr. Tolley is President of Tolley Investments, Inc., a privately held company.

Item 10. Executive Compensation

Summary Compensation Table

At the present time, no officer of the company receives any compensation in the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to the number of shares of the Company's Common Stock that will be beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and
(iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of November 30, 2001. An asterisk indicates beneficial ownership of less than 1% of the outstanding Real Logic Common Stock. Except as indicated, each of the shareholders listed below has voting and investment power over the shares beneficially owned and the address of each beneficial owner is c/o Real Logic, 125 Worth Avenue, Suite 302, Palm Beach, FL 33480. As of November 30, 2001, there were issued and outstanding 2,000,000 shares of the Company's common stock.

     Name of                                                Percent of Class
Beneficial Owner              Amount and Nature         Of Beneficial Ownership

Brad Tolley                      1,654,000                       82.7%
125 Worth Avenue
Suite 302
Palm Beach, FL 33480

Michael Posner                     250,000                       12.5%
4420 Beacon Circle
West Palm Beach, FL 33407

All Officers and Directors       1,894,000                       95.2%
and 5% beneficial owners
as a group


Item 12.  Certain Relationships and Related Party Transactions

Not applicable.

Item 13.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

         3.1 Certificate of Incorporation and Amendment to the Company's Certificate of Incorporation (filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed December 5, 2000 and incorporated herein by this reference).

         3.2 Amendment to the Company's Certificate of Incorporation filed with the Florida Secretary of State on October 29, 2001 (filed as an Exhibit to Form 8-K filed November 20,2001 and incorporated herein by this reference).

         3.3 Bylaws (filed as an Exhibit to Company's registration statement on Form 10-SB filed December 5, 2000 and incorporated herein by this reference).

         4.4 Specimen Stock Certificate (filed as an Exhibit to Company's registration statement on Form 10-SB filed December 5, 2000 and incorporated herein by this reference).

         16.1 Letter on Change in Certifying Accountant (filed as Exhibit 99.1 to the Company's Report on Form 8-K dated March 9, 1999 and filed as an Exhibit to the Company's Annual Report on Form 10-KSB for 1998 filed March 31, 1999).

         23.1 Consent of Baum & Company, P.A. (filed herewith electronically).

         (b)      Reports on Form 8-K.

The Company filed six reports on Form 8-K during the fourth quarter ended November 28, 2001.

(i)      The Company filed a report on Form 8K on September 14, 2001
(ii)     The Company filed a report on Form 8K on November 20, 2001

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Amendment No. 1 to the Company's Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL LOGIC, INC.


By:  /s/ Michael  Posner
     -------------------
         Michael Posner
         President

Date:    March 29, 2002

         In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Michael Posner
     ----------------------
         Michael Posner
         President, Director

Date:    March 29, 2002

By:  /s/ Brad Tolley
      ------------------------------------
         Brad Tolley
         Chief Executive Officer, Director

Date:    March 29, 2002

                                REAL LOGIC, INC.
                             (FORMERLY XELOS, INC.)


                          (A Development Stage Company)

                              Financial Statements

               June 28, 1999 (Inception) through November 30, 2001

                                TABLE OF CONTENTS





                                                                         Page
                                                                         ----

Independent Auditors' Report                                             F-1

Balance Sheet                                                            F-2

Statements of Income                                                     F-3

Statements of Changes in Stockholders' Equity                            F-4

Statements of Cash Flows                                                 F-5

Notes to Financial Statements                                            F-6

                              BAUM & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1515 UNIVERSITY DRIVE - SUITE 209
                          CORAL SPRINGS, FLORIDA 33071
                                 (954) 752-1712




                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Real Logic, Inc.
Palm Beach, Florida


We have audited the accompanying balance sheet of Real Logic, Inc ( formerly Xelos, Inc. ) ( A Development Stage Company ). as of November 30, 2001, and 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended November 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Logic ( formerly Xelos, Inc. ) ( A Development Stage Company ) as of November 30, 2001 and 2000 and the results of its operations and its cash flows for the years ended November 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



March 20,  2002
Coral Springs, Florida

                                REAL LOGIC, INC.
                             (FORMERLY XELOS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                           NOVEMBER 30, 2001 AND 2000

                                     ASSETS
                                     ------


                                                                  2001      2000
                                                                  -----    -----
Total Current Assets

       Cash                                                       $   0    $ 200
                                                                  -----    -----

       Total Assets                                               $   0    $   0
                                                                  =====    =====


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Liabilities
                                                                  $   0    $   0


Stockholders' Equity
     Common Stock, $.0001 par value, authorized
      50,000,000 shares, 2,000,000 issued and outstanding           200      200
      Accumulated deficit during development stage                 (200)       0
                                                                  -----    -----

         Total Stockholders' Equity                                   0      200
                                                                  -----    -----



     Total Liabilities and Stockholders' Equity                   $   0    $ 200
                                                                  =====    -----



                 See accompanying notes to financial statements.

                                REAL LOGIC, INC.
                             (FORMERLY XELOS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED NOVEMBER 30, 2001 AND 2000
              AND THE PERIOD FROM JUNE 28, 1999 (DATE OF INCEPTION)
                              TO NOVEMBER 30, 2001




                                                              OPERATIONS DURING
                                                              DEVELOPMENT STAGE
                                                                INCEPTION TO
                                      2001          2000      NOVEMBER 30, 2001
                                  -----------    -----------  -----------------


Revenue                           $         0    $         0      $         0

Expenses:                                 200              0              200
                                  -----------    -----------      -----------


Net Income (Loss)                 $      (200)   $         0      $      (200)
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

                                REAL LOGIC, INC.
                             (FORMERLY XELOS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      YEAR ENDED NOVEMBER 30, 2001 AND 2000


                                                                                                RETAINED EARNINGS
                                                                                DURING                 TOTAL
                                                COMMON STOCK               DEVELOPMENT STAGE        STOCKHOLDERS'
                                         SHARES              AMOUNT             PERIOD                EQUITY
                                       ---------           ---------           ---------            ---------
Beginning Balance

February 28, 1999 (Inception)                  0           $       0           $       0            $       0

Issuance of common stock               2,000,000                 200                   0                  200

Net income - November 30, 1999                 0                 - 0                   0                    0
                                       ---------           ---------           ---------            ---------

Balance - November 30, 1999            2,000,000                 200                   0                    0

Net income - November 30, 2000                 0                   0                   0                    0
                                       ---------           ---------           ---------            ---------

Balance - November 30, 2000            2,000,000                 200           $       0            $     200

Net (Loss) - November 30, 2001                 0                   0                (200)             ( 200 )
                                       ---------           ---------           ---------            ---------

Balance - November 30, 2001            2,000,000           $     200           $    (200)           $       0
                                       =========           =========           =========            =========



                 See accompanying notes to financial statements.

                                REAL LOGIC, INC.
                             (FORMERLY XELOS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                      YEAR ENDED NOVEMBER 30, 2001 AND 2000
              AND THE PERIOD FROM JUNE 28, 1999 (DATE OF INCEPTION)
                              TO NOVEMBER 30, 2001

                                                                                            OPERATIONS DURING
                                                                                            DEVELOPMENT STAGE
                                                                                              INCEPTION TO
                                                               2001             2000        NOVEMBER 30, 2001
                                                              -----             -----       -----------------
Cash flows from operations:

     Net income (loss)                                        $(200)            $   0             $(200)

Net cash provided for operations                                  0                 0                 0
                                                              -----             -----             -----

Cash flows from financing activities:
      (Increase) decrease in subscription receivable            200              (200)                0
     Issuance of common stock                                     0               200               200
                                                              -----             -----             -----



Net increase (decrease) in cash                                (200)                0                 0

Cash - beginning                                                200                 0                 0
                                                              -----             -----             -----

Cash - ending                                                 $   0             $   0             $   0
                                                              =====             =====             =====



                 See accompanying notes to financial statements.

                                REAL LOGIC, INC.
                             (FORMERLY XELOS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000


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



NOTE 2             CAPITAL TRANSACTIONS
                   --------------------

                   The Company on November 20, 2000 amended its articles of incorporation to change its par value of common stock from $.001 to $ .0001.

                   On December 5, 2000, the Company has filed a registration statement on Form 10-SB.