Form 10QSB
period 2002-02-28
REAL LOGIC  INC
filed 2002-08-23
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 28, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to __________


                        Commission file number 000-25003
                                               ---------

                                REAL LOGIC, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       Florida                                            65-1045849
       -------                                            ----------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                          Identification No.)

               125 Worth Avenue, Suite 302, Palm Beach, FL 33480
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 655-3200
                                 --------------
                           (Issuer's telephone number)



 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000
                                           ---------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

REAL LOGIC, INC.

                                     INDEX

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
          Balance Sheet as of February 28, 2002                              3

          Statements of Operations for the three months ended
          February 28, 2002 and the period from June 28, 1999
          (date of inception) to February 28, 2002                           4

          Statements of Cash Flows for the three months ended
          February 28, 2002 and the period from June 28, 1999
          (date of inception) to February 28, 2002                           5

          Notes to Financial Statements                                      5

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION                                     7

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   8

SIGNATURES                                                                   9

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                FEBRUARY 28, 2002

                                     ASSETS
                                     ------


Current Assets
     Cash in Bank                                                       $   197
                                                                        -------
          Total Assets                                                  $   197
                                                                        =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities
     Loans Payable - related party                                      $ 2,750
                                                                        -------


Stockholders' Equity
     Common Stock, $.0001 par value, authorized
        50,000,000 shares, 2,000,000 issued and outstanding                 200
     Accumulated deficit during development stage                        (2,753)
                                                                        -------
   Total Stockholders' Equity                                            (2,553)
                                                                        -------
     Total Liabilities and Stockholders' Equity                         $   197
                                                                        =======


                 See accompanying notes to financial statements.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED FEBRUARY 28, 2002
              AND THE PERIOD FROM JUNE 28, 1999 (DATE OF INCEPTION)
                              TO FEBRUARY 28, 2002


                                                              OPERATIONS DURING
                                                              DEVELOPMENT STAGE
                                                                 INCEPTION TO
                                       2002           2001    FEBRUARY 28, 2002
                                   -----------    ----------- -----------------


Revenue                            $       -0-    $       -0-     $       -0-

Expenses:                                2,553            -0-           2,753
                                   -----------    -----------     -----------


Net Income (Loss)                  $    (2,553)   $       -0-     $    (2,753)
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

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED FEBRUARY 28, 2002
              AND THE PERIOD FROM JUNE 28, 1999 (DATE OF INCEPTION)
                              TO FEBRUARY 28, 2002

                                                                       OPERATIONS DURING
                                                                       DEVELOPMENT STAGE
                                                                         INCEPTION TO
                                                     2002       2001   FEBRUARY 28, 2002
                                                   -------    -------  -----------------
Cash flows from operations:
     Net income (loss)                             ($2,553)   $   -0-      ($2,753)

Net cash provided for operations                       -0-        -0-          -0-
                                                   -------    -------      -------

Cash flows from financing activities:
      Increase in loans payable - related party      2,750        -0-        2,750
      Issuance of common stock                         -0-        -0-          200
                                                   -------    -------      -------

     Total cash flows from financing activities      2,750         -0-       2,950
                                                   -------    -------      -------


Net increase (decrease) in cash                        197         -0-         197

Cash - beginning                                       -0-         -0-         -0-
                                                   -------    -------      -------

Cash - ending                                      $   197    $   -0-      $   197
                                                   =======    =======      =======


                 See accompanying notes to financial statements.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1              SIGNIFICANT ACCOUNTING POLICIES
                    -------------------------------

                    ORGANIZATION AND OPERATIONS
                    ---------------------------

                    The Company was organized under the laws of the State of Florida on February 28, 1999. The Company is in the development stage. The Company is a "shell" whose sole purpose is to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. On October 29, 2001, the Company has changed its corporate name from Xelos, Inc. to Real Logic, Inc.

                    BASIS OF ACCOUNTING
                    -------------------

                    The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected November 30 as its yearend for accounting purposes.

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

NOTE 2              CAPITAL TRANSACTIONS
                    --------------------

                    The Company on November 20, 2000 amended its articles of incorporation to change its par value of common stock from $ .001 to $ .0001. The Company has filed a Form 10-SB pursuant to the Securities and Exchange Act of 1934

NOTE 3              RELATED PARTY TRANSACTIONS
                    --------------------------

                    A related party has loaned funds to the Company by way paying Certain expenditures for professional fees.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

         At this time, the Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation except the active solicitations of possible merger candidates. Management has been actively meeting with several candidates. As of the date of this 10-QSB, there are negotiations pending between the Company and candidates, but the Company feels it premature at the present time to discuss any of these negotiations because it may jeopardize future negotiations. As of March 30, 2002, the Company had $197.45 of cash in operations. The Company believes that it can satisfy its cash requirements for the next twelve months because its majority shareholder, Brad Tolley, will make additional capital contributions to the Company when and if they are needed.

         Real Logic, Inc. (the "Company") is presently a development stage company conducting virtually no business operations other than its efforts to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business ("Target Business") that desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. To date, the Company has neither engaged in any operations nor generated any revenue. It receives no cash flow. The Company will carry out its plan of business as discussed in Note 1. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether its capital will be further depleted by the operating losses (if any) of the Target Business which the Company effectuates a Business Combination with.

         Because the Company's cash reserves are minimal, officers and directors of the Company may be compensated by the Company by issuances of stock in lieu of cash. Presently, there are no arrangements or anticipated arrangements to pay any type of additional compensation to any officer or director in the near future. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         To date, we have not yet identified a Target Business with which to effectuate a Business Combination. Therefore, we are unable predict our cash requirements subsequent to a Business Combination with the unidentified Target Business. Subsequent to the occurrence of a Business Combination, we may be required to raise capital through the sale or issuance of additional securities in order to ensure that we can meet our operating costs for the remainder of our fiscal year. No commitments of any kind to provide additional funds to our Company subsequent to a Business Combination have been made by management, other shareholders or any other third person. Accordingly, we cannot assure that additional funds will be available to us to allow us to cover our expenses subsequent to a Business Combination.

         The previous discussion "Management's Plan of Operation" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated.

         The previous is qualified by reference to, and should be read in conjunction with the Company's financial statements, and the notes thereto, included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Plan of Operation".

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

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

         (b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended March 31, 2001:

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     Real Logic, Inc.
                                                     (Registrant)



Date:  August 23, 2002                        By: /s/ Michael Posner
                                                  -----------------------------
                                                      Michael Posner, President