Form 10QSB/A
period 2002-02-28
REAL LOGIC  INC
filed 2002-08-23
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                FEBRUARY 28, 2002

                                     ASSETS
                                     ------


Current Assets
     Cash in Bank                                                       $   209
                                                                        -------
          Total Assets                                                  $   209
                                                                        =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities
     Loans Payable - related party                                      $   250
                                                                        -------


Stockholders' Equity
     Common Stock, $.0001 par value, authorized
        50,000,000 shares, 2,000,000 issued and outstanding                 200
     Accumulated deficit during development stage                          (241)
                                                                        -------
   Total Stockholders' Equity                                               (41)
                                                                        -------
     Total Liabilities and Stockholders' Equity                         $   209
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


                                                              OPERATIONS DURING
                                                              DEVELOPMENT STAGE
                                                                 INCEPTION TO
                                       2002           2001    FEBRUARY 28, 2002
                                   -----------    ----------- -----------------


Revenue                            $       -0-    $       -0-     $       -0-

Expenses:                                   41            -0-             241
                                   -----------    -----------     -----------


Net Income (Loss)                  $       (41)   $       -0-     $      (241)
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

                                                                       OPERATIONS DURING
                                                                       DEVELOPMENT STAGE
                                                                         INCEPTION TO
                                                     2002       2001   FEBRUARY 28, 2002
                                                   -------    -------  -----------------
Cash flows from operations:
     Net income (loss)                             $   (41)   $   -0-      $  (241)

Net cash provided for operations                       (41)       -0-         (241)
                                                   -------    -------      -------

Cash flows from financing activities:
      Increase in loans payable - related party        250        -0-          250
      Issuance of common stock                         -0-        -0-          200
                                                   -------    -------      -------

     Total cash flows from financing activities        250         -0-         450
                                                   -------    -------      -------


Net increase (decrease) in cash                        209         -0-         209

Cash - beginning                                       -0-         -0-         -0-
                                                   -------    -------      -------

Cash - ending                                      $   209    $   -0-      $   209
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

                    BASIS OF ACCOUNTING
                    -------------------

                    The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected to change its yearend to December 31 for accounting purposes.

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

NOTE 3              RELATED PARTY TRANSACTIONS
                    --------------------------

                    A related party has incurred expenditures for the Company's professional fees.

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