Form 10QSB
period 2002-05-31
REAL LOGIC  INC
filed 2002-09-09
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the quarterly period ended May 31, 2002
                                                  ------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

           Commission file number ______000-25003_____________________

                                REAL LOGIC, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Florida                                    64-1045849
---------------------------                  ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                125 Worth Avenue, Suite 302, Palm Beach, FL 33480
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 655-3200
                           --------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000
                                           ---------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                            Page
                                                                          ----

          Balance Sheet as of May 31, 2002                                 2

          Statements of Operations for the six months ended                3
          May 31, 2002 and the period from June 28, 1999
          (date of inception) to May 31, 2002

          Statements of Operations for the three months ended              4
          May 31, 2002 and the period from June 28, 1999
          (date of inception) to May 31, 2002

          Statements of Cash Flows for the three months ended              5
          May 31, 2002 and the period from June 28, 1999
          (date of inception) to May 31, 2002

          Notes to Financial Statements                                    6

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION                                   7

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 8

SIGNATURES                                                                 9

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  MAY 31, 2002

                                     ASSETS
                                     ------

Current Assets
     Cash in Bank                                                $   973
                                                                 -------


          Total Assets                                           $   973
                                                                 =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
     Loans Payable - related party                               $ 1,225
                                                                 -------


Stockholders' Equity
     Common Stock, $.0001 par value, authorized
        50,000,000 shares, 2,000,000 issued and outstanding          200
     Accumulated deficit during development stage                   (452)
                                                                 -------

   Total Stockholders' Equity                                       (252)
                                                                 -------



     Total Liabilities and Stockholders' Equity                  $   973
                                                                 =======

                 See accompanying notes to financial statements.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED MAY 31, 2002
              AND THE PERIOD FROM JUNE 28, 1999 (DATE OF INCEPTION)
                                 TO MAY 31, 2002


                                                                                             OPERATIONS DURING
                                                                                             DEVELOPMENT STAGE
                                                                                                INCEPTION TO
                                                                2002             2001           MAY 31, 2002
                                                             -----------       ----------       ------------
Revenue                                                      $     - 0 -      $     - 0 -       $     - 0 -

Expenses:                                                            252            - 0 -               452
                                                             -----------       ----------       ------------


Net Income (Loss)                                            $     (252)      $     - 0 -       $      (452)
                                                             -----------      -----------       ------------

Net income(loss) per weighed average
   number of shares                                          $      nil       $       nil      $          nil
                                                             ==========       ===========      ==============

Weighed average number of shares                              2,000,000         2,000,000           2,000,000
                                                             ==========       ===========      ==============

                 See accompanying notes to financial statements.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2002
              AND THE PERIOD FROM JUNE 28, 1999 (DATE OF INCEPTION)
                                 TO MAY 31, 2002


                                                                              OPERATIONS DURING
                                                                              DEVELOPMENT STAGE
                                                                                INCEPTION TO
                                            2002                  2001          MAY 31, 2002
                                          ------------       ------------       -------------
Revenue                                   $      - 0 -       $      - 0 -       $      - 0 -

Expenses:                                          211              - 0 -                452
                                          ------------       ------------       -------------


Net Income (Loss)                         $      (211)       $      - 0 -       $       (452)
                                          ============       ============       =============

Net income(loss) per weighed average
   number of shares                       $        nil       $        nil       $         nil
                                          ============       ============       =============

Weighed average number of shares             2,000,000          2,000,000           2,000,000
                                          ============       ============       =============

                 See accompanying notes to financial statements.

                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED MAY 31, 2002
              AND THE PERIOD FROM JUNE 28, 1999 (DATE OF INCEPTION)
                                 TO MAY 31, 2002


                                                                             OPERATIONS DURING
                                                                             DEVELOPMENT STAGE
                                                                               INCEPTION TO
                                                       2002          2001      MAY 31, 2002
                                                     --------      --------    ------------
Cash flows from operations:
     Net income (loss)                               ($  252)      $  - 0 -      ($  452)
                                                     --------      --------      --------

Net cash provided for operations                     ($  252)         - 0 -      ($  452)
                                                     --------      --------      --------

Cash flows from financing activities:
      Increase in loans payable - related party        1,225          - 0 -        1,225
      Issuance of common stock                          - 0 -         - 0 -          200
                                                     --------      --------      --------

     Total cash flows from financing activities        1,225          - 0 -        1,425
                                                     --------      --------      --------

Net increase (decrease) in cash                          973          - 0 -          973

Cash - beginning                                        - 0 -         - 0 -        - 0 -
                                                     --------      --------      --------

Cash - ending                                        $   973       $ - 0 -       $   973
                                                     ========      ========      ========

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

                    USE OF ESTIMATES
                    -----------------

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



NOTE 2              CAPITAL TRANSACTIONS
                    --------------------

                    The Company on November 20, 2000 amended its articles of incorporation to change its par value of common stock from $.001 to $.0001. The Company has filed a Form 10-SB pursuant to the Securities and Exchange Act of 1934


NOTE 3              RELATED PARTY TRANSACTIONS
                    --------------------------

                    A related party has incurred expenditures for the company's professional fees.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

Real Logic, Inc. (the "Company") is a development stage company conducting virtually no business operations other than pursuing a business combination in the form of a merger, stock exchange or asset acquisition with an operating or development stage business. There are negotiations pending between the Company and certain candidates for a business combination, but the Company feels it premature at the present time to discuss any of these negotiations because it may jeopardize future negotiations.

Since its inception, the Company has neither engaged in any active business operations nor generated any revenue. The Company cannot predict the amount of capital resources which will be required prior to the consummation of a business combination, or whether and how much additional capital may be required to fund any business development efforts after consummation of a business combination. To date, the Company's operations have been funded by periodic loans from its principal, Brad Tolley. This funding is expected to continue as required.

After a business combination is closed, the Company may be required to raise additional capital through the sale of additional securities. No commitments have yet been made for any such additional funds to the Company. Because the Company's available cash is minimal, officers and directors of the Company may be compensated by the Company by issuances of stock in lieu of cash. There are currently no arrangements or anticipated arrangements to pay any other type of compensation to any officer or director. Regardless of whether the Company's available cash is adequate to meet the Company's operating needs, the Company might seek to pay providers of services in the form of stock rather than cash.

The above discussion is qualified by reference to, and should be read in conjunction with, the Company's financial statements and notes thereto included in this Form 10-QSB. The above discussion also contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

         There have been no changes in the securities of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         There have been no defaults upon any senior securities of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters have been submitted to a vote by security holders.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

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

         (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended May 31, 2002:

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              Real Logic, Inc.
                                                              (Registrant)



Date:  September 9, 2002            By:  /s/ Michael Posner
                                         -------------------------------------
                                         Michael Posner, President (Signature)