Form 10-Q
period 2002-08-31
REAL LOGIC INC
filed 2005-06-30
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number 000-25003

REAL LOGIC, INC.

(Exact name of small business issuer as specified in its charter)

Florida	64-1045849
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

125 Worth Avenue, Suite 302, Palm Beach, FL., 33480

(Address of principal executive offices)

(561) 655-3200

(Issuer’s telephone number)

_______________________________________________________________________________

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,446,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

INDEX

Page

Balance Sheet	3
Statements of Operations	4
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AUGUST 31, 2002

ASSETS

CURRENT ASSETS

Cash	$9,799

Total current assets	9,799

Total Assets	$9,799

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Loans payable- related parties	$17,964

Total current liabilities	17,964

Total Liabilities	17,964

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0. 001 par value, 20,000,000 shares authorized; none issued and outstanding	0
Common stock, $0. 001 par value, 50,000,000 shares authorized; 11,746,000 shares issued and outstanding	11,746
Additional paid in capital	30,100
Deficit accumulated during the development stage	(50,011)

Total stockholders’ equity (deficit)	(8,165)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,799

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED AUGUST 31, 2002 AND 2001 AND FOR THE PERIOD FROM
JUNE 28, 1999, (INCEPTION) UNTIL AUGUST 31, 2002

	For the Period June 28, 1999 (Inception) Until August 31, 2002	Nine Months Ended August 31,
		2002	2001

REVENUES	$0	$0	$0

OPERATING EXPENSES	50,011	49,811	0

Loss before provision for income taxes	(50,011)	(49,811)	0
Income taxes	0	0	0

Net income (loss)	$(50,011)	$(49,811)	$0

Net income (loss) per common share, basic		$(0.02)	$0.00

Weighted average number of common shares outstanding		3,022,291	2,000,000

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

	Three Months Ended August 31,
	2002	2001

REVENUES	$0	$0
OPERATING EXPENSES	49,559	0

Loss before provision for income taxes	(49,559)	0
Income taxes	0	0

Net income (loss)	$(49,559)	$0

Net income (loss) per common share, basic	$(0.01)	$0.00

Weighted average number of common shares outstanding	7,622,600	2,000,000

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2002 AND 2001 AND FOR THE PERIOD FROM

JUNE 28, 1999, (INCEPTION) UNTIL AUGUST 31, 2002

	For the Period February 3, 1999 (Inception) Until August 31, 2002	Nine Months Ended August 31,
		2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(50,011)	$(49,811)	$0
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	300	300	0
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses-related parties	0	0	0
Net cash provided (used) by operating activities	(49,711)	(49,511)	0
CASH FLOWS FROM INVESTING ACTIVITIES:
	0	0	0
Net cash provided (used) by investing activities	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans Payable- related parties	17,964	17,964	0
Proceeds from common stock	41,546	41,346	0
Net cash provided (used) by financing activities	59,510	59,310	0
Net increase (decrease) in cash	9,799	9,799	0
CASH and equivalents, beginning of period	0	0	0
CASH and equivalents, end of period	$9,799	$9,799	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$0	$0	$0
Payment of interest in cash	$0	$0	$0

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on June 28, 1999.

The Company is in the development stage. The Company is a “shell” whose sole purpose is to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. On October 29, 2001, the Company has changed its corporate name from Xelos, Inc. to Real Logic, Inc.

Basis of Accounting

The Company’s policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected November 30 as its annual year-end.

Interim Financial Information

The condensed unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-SB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the November 30, 2002 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respect dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented. The results of operations for the periods ending August 31, 2003 and 2002 may not be indicative of a full years results.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalent

Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization Costs

The Company has incurred various expenditures in the formation of its corporate and organizational structure. In accordance with SOP98-5 these costs were expensed as incurred.

Revenue Recognition

The Company will recognize revenue upon completion of its services to be rendered or delivery of products to its customers. The Company has not generated revenues since inception

Development Stage

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $50,000.

Net Earnings (Losses) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 “Earnings Per Share”. Basic net earnings (losses) per share is computed by dividing net  income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of August 31, 2002, there are no outstanding stock options or stock warrants that would have affected the computation.

NOTE 2 - INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

	Nine Months Ending
	August 31, 2002	August 31, 2001

Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	—%	—%

The Company has a net operating loss carry forward as of August 31, 2002 of approximately $50,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from commencement of operations in 2001.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2002

NOTE 3 - RELATED PARTY TRANSACTIONS

A related party has been reimbursed $18,584 for rent and office expenditures made on behalf of the company.

NOTE 4 - LOANS PAYABLE RELATED PARTIES

Reflects advances from major stockholders, non interest bearing with no due date.

NOTE 5 - CAPITAL TRANSACTIONS

On August 29, 2001, the par value of common stock was changed to $.001. In the quarter ended August 31, 2002, the company sold 8,846,000 shares of common stock at par value for $8,846 and 600,000 shares of common stock for $32,700. The company issued 300,000 shares for services valued at $300.

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to August 31, 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business and acquire other businesses.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after December 15, 2005 for small business issuers.. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003. No awards were granted to employees in recent years. Accordingly we believe SFAS No. 123(R) may have a material impact on financial statements at such time as options are issued.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION.

We are a development stage company conducting virtually no business operations other than searching for a potential business combination in the form of a merger, stock exchange or asset acquisition. We are currently pursuing a business combination with a company which has developed an entertainment simulator prototype, although there can be no assurance that this endeavor will be successful.

Since inception, we have neither engaged in any active business operations nor generated any revenue. We cannot predict the amount of capital resources which will be required prior to the consummation of a business combination, or whether and how much additional capital may be required to fund any business development efforts after consummation of a business combination. To date, the Company’s operations have been funded by private investors and by periodic loans from our principal, Bradford L. Tolley. In connection with any business combination, we may need to raise additional capital. We have no commitment for any such additional capital.

We do not expect to incur any expense for research and development, nor for the acquisition of any significant assets, until such time as we have located a suitable company with which to combine. We currently have no employees and do not expect to hire any employees until such time as an agreement has been reached for a business combination.

The above discussion is qualified by reference to, and should be read in conjunction with, our financial statements and notes thereto included in this Form 10-QSB. The above discussion also contains forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company’s current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated.

ITEM 3.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the our Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the end of the period covered by this report, the Company carried out an evaluation, under the supervision and within the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, and were designed to provide reasonable assurance that the disclosure controls and procedures’ objectives are met.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

On April 1, 2002, we issued 8,346,000 shares of our common stock to Bradford L. Tolley, our Chief Executive Officer, for consideration in the amount of $8,346. The purchaser was one of our directors and executive officers, and a restrictive legend was placed on the share certificates. The issuance of shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On April 1, 2002, we issued 500,000 shares of our common stock to The Lang Family Trust for consideration in the amount of $500. The investor was a sophisticated investor, and the mother of our principal, Bradford L. Tolley. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On June 17, 2002, we issued 250,000 shares of our common stock to a private investor for $7,500 in cash. The investor was a sophisticated investor which whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On June 21, 2002, we issued 200,000 shares of our common stock to a private investor for $10,000 in cash. The investor was a sophisticated investor which whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On August 8, 2002, we issued 150,000 shares of our common stock to a private investor for $15,000 in cash. The investor was a sophisticated investor which whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.

3.1

Certificate of Incorporation and Amendment to the Company’s Certificate of Incorporation (filed as an Exhibit to the Company’s Registration Statement on Form 10-SB filed December 5, 2000 and incorporated herein by this reference).

3.2

Amendment to the Company’s Certificate of Incorporation filed with the Florida Secretary of State on October 29, 2001 (filed as an Exhibit to Form 8-K filed November 20, 2001 and incorporated herein by this reference).

3.3

Bylaws (filed as an Exhibit to Company’s registration statement on Form 10-SB filed December 5, 2000 and incorporated herein by this reference).

4.4

Specimen Stock Certificate (filed as an Exhibit to Company’s registration statement on Form 10-SB filed December 5, 2000 and incorporated herein by this reference).

31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32

Section 1350 Certifications

(b)

Reports on Form 8-K.

The Company filed no reports on Form 8-K during the period covered by this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Logic, Inc.
(Registrant)

By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley, Chief Executive Officer

Date: June 30, 2005