Form 10KSB
period 2002-11-30
REAL LOGIC INC
filed 2005-07-01
CIK 1126533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-KSB

______________

☒ ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-25003

Real Logic, Inc.

(Name of small business issuer in its charter)

Florida	64-1045849
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

125 Worth Avenue, Suite 302, Palm Beach, FL 33480

(Address of principal executive offices) (Zip Code)

(561) 655-3200

Issuer’s telephone number, including area code:

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐ NO ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB. ☒

Our revenues for the most recent fiscal year were $0.

The aggregate market value of our common stock held by non-affiliates was $149,600 on November 30, 2002, based on the most recent price at which the common stock was sold in an arms length transaction.

The number of shares outstanding of our common stock on November 30, 2002 was 11,746,000

Transitional Small Business Disclosure Format: YES ☐ NO ☒

PART I

Forward-Looking Statements

The matters discussed in this Form 10-KSB may contain “forward looking statements” (as defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act or 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made in this report. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM 1.

BUSINESS

Real Logic, Inc. was incorporated in the state of Florida on June 28, 1999. Since its inception through the date of this Report, our primary activity has been to locate and acquire an operating company. In order to increase our attractiveness to potential acquisition targets, on December 4, 2000, we voluntarily filed a Form 10-SB with the Securities and Exchange Commission, thereby becoming a publicly reporting company. On October 29, 2001, we changed our name from Xelos, Inc. to Real Logic, Inc. Over the past few years, we have considered the acquisition of several companies, and have entered into contract negotiations and conducted extensive due diligence reviews on some of them. As of this date, however, no transaction has been finalized.

ITEM 2.

PROPERTY

We own no real estate. Our offices are located at 125 Worth Avenue. Suite 302, Palm Beach, FL., 33480. We pay rent of approximately $1,500 per month for our offices. We believe this space will be adequate for our needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period covered by this report, there were no matters submitted to our shareholders for a vote.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

There is currently no trading market for our stock and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue.

Unregistered Sales of Equity Securities

On September 2, 2002, we issued 300,000 shares of our common stock to an independent contractor who performed internal accounting services for us valued at $300. Our principal, Bradford L. Tolley, had a pre-existing business relationship with this person, this person had access to all material information pertaining to the Company, and a restrictive legend was placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

Holders of Record

As of November 30, 2002, we had eight shareholders of our common stock, which is the only class of stock which we have outstanding.

Dividend Policy

We have never paid cash dividends on our Common Stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations

We are a development stage company as defined in the Statement of Financial Accounting Standards No. 7. We have had no operations since incorporation. We are seeking to acquire one or more operating businesses through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings or other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, and the use of one or more world-wide websites and similar methods. Our management may engage in such solicitation directly or may employ one or more entities to conduct or assist in such solicitation. The Company and/or any entity with which the Company enters into a business combination may pay referral fees to consultants and others who refer target businesses for mergers into public companies. Such payments would be made only if a business combination occurs and may consist of cash or a portion of the stock in the resulting company.

As of November 30, 2002, the Company’s accumulated deficit was $107,747, and our working capital was $(73,862). Until we can acquire an operating business, we will be dependant upon funding from our principal shareholder, Bradford L. Tolley.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” summarizing the SEC’s views in applying generally accepted accounting principles to various revenue recognition issues. Management believes that its revenue recognition practices are in conformity with SAB No. 101.

In April 2000, the FASB issued FASB Interpretation No. 44 (“FIN No. 44”), “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25.” We have adopted the provisions of FIN No. 44, and such adoption did not impact our results of operations.

In September 2000, the FASB issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities”, a replacement of SFAS No. 125. Management does not expect the standard to have any effect on our financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” We have adopted the provisions of SFAS No. 141 and 142, and such adoption did not impact our results of operations.

In July 2001, the SEC issued SAB 102 “Selected Loan Loss Allowance Methodology and Documentation Issues.” We do not expect this SAB to have any effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Management does not expect the standard to have any effect on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” We have adopted the provisions of SFAS No. 144 and 142, and such adoption did not impact our results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS’s 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections.” Management does not expect the standard to have any effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Management does not expect the standard to have any effect on our financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions.” Management does not expect the standard to have any effect on our financial position or results of operations.

RISK FACTORS

We have no Operating History or Revenue and Minimal Assets. We have no operating history, nor any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination or the execution of a business plan. This may result in the Company incurring net operating losses which will increase continuously until we can generate revenues. There is no assurance that we will be able to identify such a target company and consummate such a business combination.

Our Proposed Operations are Speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the business plan or proposed target company. While management prefers a business combination with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. If we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

There is a Scarcity of, and Competition for, Business Opportunities and Combinations. We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will compete with numerous other small public companies in seeking merger or acquisition candidates.

We have no Agreement for a Business Combination or other Transaction and no Standards for Business Combinations. We have no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. We may not be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. We may not be able to negotiate a business combination on terms favorable to the Company. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Our Management has only Limited Time Availability for Company Management. While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. They have other business interests to which they also devote their attention, and they will continue to do so. As a result, management may be subject to conflicts of interest in allocating time among their various business interests. Our officers have not entered into written employment agreements with the Company and they are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of these individuals would adversely affect development of our business and its likelihood of continuing operations.

Our Reporting Requirements may delay or Preclude Acquisition. Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires companies subject thereto to provide certain information about significant acquisitions including certified statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Our Operations may lack Diversification. Our proposed operations, even if successful, will in all likelihood result our engaging in a business combination with only a handful of business entities or execute a business plan in only a few business industries. Consequently, our activities will be limited to those engaged in by the business entities that we merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Possible Regulation under the Investment Company Act. Although we will be subject to regulation under the Exchange Act, we believe that we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

Control and Management of the Company will probably change as a Result of any Business Combination. A business combination involving the issuance of our common stock will, in all likelihood, result in the shareholders of a target company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Potential Regulation as a Penny Stock. If and when our stock becomes publicly traded, the trading price of our stock may result in our stock being classified as a “penny stock.” The Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. A penny stock is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them. Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•

control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

There are Potential Tax Consequences to any Business Combination. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured to result in tax-free treatment to both companies and their shareholders, pursuant to various federal and state tax provisions. We will attempt to structure any business combination so as to minimize the federal and state consequences to both companies and their shareholders; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on shareholders of the Company.

No Public Market exists for our Stock. There is no public market for our Common Stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

Rule 144 Sales could affect the Company’s Stock Price. All of the outstanding shares of the Company’s Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of company’s outstanding common stock or the average weekly trading volume during the four calender weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

ITEM 7.

FINANCIAL STATEMENTS

Financial statements and supplementary data are set forth on pages F-1 through F-9.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with Accountants on Accounting and Financial Disclosure during the period covered by this report.

ITEM 8A.

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its principal financial officer, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the end of the period covered by this report, the Company carried out an evaluation, under the supervision and within the participation of the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The executive officers and directors of the Company are listed below. Each director was appointed for a term of one year and until their successor is duly elected.

Name	Age	Position Held with Registrant
Michael Posner	42	President, Director
Bradford L. Tolley	38	Chief Executive Officer, Secretary and Treasurer, Director

Michael Posner has been President of the Company since August 2001. Mr. Posner is a practicing attorney and has been a shareholder in the law firm of Ward, Damon, & Posner 1989.

Bradford L. Tolley has been Chief Executive Officer, Secretary and Treasurer of the Company since August 2001. Mr. Tolley is currently President of Tolley Investments, Inc., a privately held company.

Audit Committee and Code of Ethics

We have not formally appointed an audit committee, and the entire Board of Directors currently serves the function of an audit committee. Because of the small number of persons involved in management of the Company, we do not have an audit committee financial expert serving on our Board. We have not yet adopted a code of ethics applicable to our chief executive officer and chief financial officer, or persons performing those functions, because of the small number of persons involved in management of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to report to the SEC their transactions in, and beneficial ownership of, the Company’s common stock, including any grants of options to purchase common stock. To the best of the Company’s knowledge, the Company’s directors and executive officers timely filed all required reports with the SEC during the period covered by this report.

ITEM 10.

EXECUTIVE COMPENSATION

None of our officers or directors have received any compensation from the Company during the past three years.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the number of shares of the Company’s Common Stock that will be beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company’s Common Stock as of November 30, 2002. Each of the shareholders listed below has voting and investment power over the shares beneficially owned. As of November 30, 2002, there were issued and outstanding 11,746,000 shares of the Company’s common stock.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Bradford L. Tolley	10,000,000	85.1%
326 B Royal Poinciana Way
Palm Beach, FL 33480
Michael Posner	250,000	2.1%
4420 Beacon Circle
West Palm Beach, FL 33407
All Officers and Directors	10,250,000	87.3%
and 5% beneficial owners
as a group

Equity Compensation Plans

We have not adopted any equity compensation plans, and have no securities authorized for issuance under any such plan.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Bradford L. Tolley and/or entities controlled by him have lent us money from time to time in order to fund our operations. The total amount we owed to Mr. Tolley and/or his affiliates was approximately $40,000 as of November 30, 2002.

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

31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32

Section 1350 Certifications

(b)

Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal year ended November 30, 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $1,000 for the fiscal year ended November 30, 2001, and $3,000 for the fiscal year ended November 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Logic, Inc.
By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley
Chief Executive Officer

Date: June 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ Bradford L. Tolley	Chief Executive Officer and Treasurer (principal financial officer), Director	June 30, 2005
Bradford L. Tolley
By:	/s/Michael Posner	Director	June 30, 2005
Michael Posner

Baum & Company, P.A.

1515 University Dr. Suite 209

Coral Springs FL 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Real Logic Inc.

(A Development Stage Company)

Palm Beach, Florida

We have audited the accompanying balance sheet of Real Logic Inc. (a development stage company) as of November 30, 2002 and the related statements of operations, stockholders’ deficiency and cash flows for the years ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Logic Inc (a development stage company) as of November 30, 2002 and the results of its operations and its cash flows for the years ended November 30, 2002 and 2001. in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has experience a loss since inception in 1999. The Company=s financial position and operating results raise substantial doubts about its ability to continue a going concern.. Management=s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Baum & Company, P.A.

Coral Springs, Florida

June 24 2005

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

NOVEMBER 30, 2002

ASSETS

CURRENT ASSETS
Cash	$20,646

Total current assets	20,646

Total Assets	$20,646

LIABILITIES AND STOCKHOLDERS= EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,000
Loans payable- related parties	82,547

Total current liabilities	86,547

Total Liabilities	86,547

STOCKHOLDERS= EQUITY (DEFICIT)
Preferred stock, $0. 001 par value, 20,000,000 shares authorized; none issued and outstanding	0
Common stock, $0. 001 par value, 50,000,000 shares authorized; 11,746,000 shares issued and outstanding	11,746
Additional paid in capital	30,100
Deficit accumulated during the development stage	(107,747)

Total stockholders= equity (deficit)	(65,901)

Total Liabilities and Stockholders= Equity (Deficit)	$20,646

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001
AND FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION)
UNTIL NOVEMBER 30, 2002

	For the Period June 28, 1999 (Inception) November 30,	Year Ended November 30,
	2002	2002	2001
REVENUES	$0	$0	$0

OPERATING EXPENSES	107,747	107,547	0

Loss before provision for income taxes	(107,747)	(107,547)	0
Income taxes	0	0	0

Net income (loss)	$(107,747)	$(107,547)	$0

Net income (loss) per common share, basic		$(0.03)	$0.00

Weighted average number of common shares outstanding		4,194,681	2,000,000

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

	Number of Shares	Common Stock	Additional Paid-In Capital	Subs. Received	Accumulated Deficit	Total Stockholders= Equity (Deficit)

BEGINNING BALANCE Feb. 28, 1999	0	$0	$0	$0	$0	$0

Issuance of common stock	2,000,000	200		0	0	200
Net loss -November 30, 1999					0	0

BALANCE November 30, 1999	2,000,000	200	0	0	0	200

Net loss- November 30, 2000			0	0	0	0

BALANCE November 30,2000	2,000,000	200	0	0	0	200

Revise common stock par value to $.001		1,800	(1,800)			0
Net loss- November 30, 2001			0	0	(200)	(200)

BALANCE November 30,2001	2,000,000	2,000	(1,800)	0	(200)	0

Common stock sold	9,446,000	9,446	31,900			41,346
Common stock issued for services	300,000	300				300

Net loss- November 30, 2002			0	0	(107,547)	(107,547)

BALANCE, November 30, 2002	11,746,000	$11,746	$30,100	$0	$(107,747)	$(65,901)

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001 AND
FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION)
UNTIL NOVEMBER 30, 2002

	For the Period Feb 3, 1999 (Inception Until November 31,	Year Ended November 30,
	2002	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(107,747)	$(107,547)	$0
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	300	300
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,000	4,000

Net cash provided (used) by operating activities	(103,447)	(103,247)	0

CASH FLOWS FROM INVESTING ACTIVITIES:
	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans Payable- related parties	82,547	82,547	0
Proceeds from common stock	41,546	41,346	0

Net cash provided (used) by financing activities	124,093	123,893	0

Net increase (decrease) in cash	20,646	20,646	0

CASH and equivalents, beginning of period	0	0	0

CASH and equivalents, end of period	$20,646	$20,646	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$0	$0	$0
Payment of interest in cash	$0	$0	$0

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on June 28, 1999.

The Company is in the development stage. The Company is a Ashell@ whose sole purpose is to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. On October 29, 2001, the Company has changed its corporate name from Xelos, Inc. to Real Logic, Inc.

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

Revenue Recognition

The Company will recognize revenue upon completion of its services to be rendered or delivery of products to its customers. The Company has not generated revenues since inception.

Development Stage

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $107,000.

Net Earnings (Losses) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 “Earnings Per Share”. Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of November 30, 2002, there are no outstanding stock options or stock warrants that would have affected the computation.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2002

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

	Year Ending
	November 30, 2002	November 30, 2001
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	—%	—%

The Company has a net operating loss carry forward as of November 30, 2002 of approximately $107,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

NOTE 3 -

RELATED PARTY TRANSACTIONS

A related party has been reimbursed $34,585 for rent and office expenditures made on behalf of the company.

NOTE 4 - LOANS PAYABLE RELATED PARTIES

Reflects advances from major stockholders, non interest bearing with no due date.

NOTE 5

 - CAPITAL TRANSACTIONS

On August 29, 2001, the par value of common stock was changed to $.001. During the year the company sold 8,846,000 shares of common stock at par value for $8,846 and 600,000 shares of common stock for $32,700. The company issued 300,000 shares for services valued at $300.

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to November 30, 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business and acquire other businesses.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2002

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method. Accordingly we believe SFAS No. 123(R) may have a material impact on financial statements at such time as options are issued.