Form 10QSB
period 2003-02-28
REAL LOGIC INC
filed 2005-07-22
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended February 28, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                For the transition period from _______ to _______


                Commission file number ______000-25003__________


                                REAL LOGIC, INC.
        (Exact name of small business issuer as specified in its charter)


          Florida                                     64-1045849
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


               125 Worth Avenue. Suite 302, Palm Beach, FL., 33480
                    (Address of principal executive offices)


                                 (561) 655-3200
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [_]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,271,000

Transitional Small Business Disclosure Format (Check one):  Yes [_]  No [X]

                                     INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Balance Sheet                                                  F-1
         Statements of Operations                                       F-2
         Statements of Cash Flows                                       F-3
         Notes to Consolidated Financial Statements                     F-4

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                FEBRUARY 28, 2003



                                     ASSETS
CURRENT ASSETS
   Cash                                                                   $   7,595
                                                                          ---------
            Total current assets                                              7,595
                                                                          ---------

Total Assets                                                              $   7,595
                                                                          =========


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts Payable                                                      $   4,500
    Loans payable- related parties                                           84,335
                                                                          ---------
            Total current liabilities                                        88,835
                                                                          ---------

Total Liabilities                                                            88,835
                                                                          ---------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred  stock, $0. 001 par value, 20,000,000 shares authorized;            0
    none issued and outstanding
    Common stock, $0. 001 par value, 50,000,000 shares authorized;
    18,271,000 shares issued and outstanding                                 18,271
    Additional paid in capital                                               30,100
    Deficit accumulated during the development stage                       (129,611)
                                                                          ---------
            Total stockholders' equity (deficit)                            (81,240)
                                                                          ---------
Total Liabilities and Stockholders' Equity (Deficit)                      $   7,595
                                                                          =========











     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
    FOR THE THREE MONTHS ENDED FEBRUARY 28 , 2003 AND 2002 AND FOR THE PERIOD
              FROM JUNE 28, 1999, (INCEPTION) TO FEBRUARY 28, 2003


                                                      FOR THE PERIOD
                                                      JUNE 28, 1999
                                                       (INCEPTION)            THREE MONTHS
                                                           TO                     ENDED
                                                       FEBRUARY 28,            FEBRUARY 28
                                                           2003            2003            2002
                                                       ------------    ------------    ------------
REVENUES                                               $          0    $          0    $          0


OPERATING EXPENSES                                          129,611          21,864              41
                                                       ------------    ------------    ------------


Loss before provision for income taxes                     (129,611)        (21,864)            (41)
Income taxes                                                    -0-             -0-             -0-
                                                       ------------    ------------    ------------

Net income (loss)                                      $   (129,611)   $    (21,864)   $        (41)
                                                       ============    ============    ============

Net income (loss) per common share, basic                              $       0.00    $       0.00
                                                                       ============    ============

Weighted average number of common shares outstanding                     11,746,000       2,000,000
                                                                       ============    ============






























     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
 FOR THE THREE MONTHS ENDED FEBRUARY 28 , 2003 AND 2002 AND FOR THE PERIOD FROM
                 JUNE 28, 1999, (INCEPTION) TO FEBRUARY 28, 2003


                                                            FOR THE PERIOD
                                                             FEB 3, 1999
                                                             (INCEPTION)         THREE MONTHS
                                                                 TO                 ENDED
                                                             FEBRUARY 28,         FEBRUARY
                                                                 2003         2003         2002
                                                              ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(129,611)   $ (21,864)   $     (41)
Adjustments to reconcile net income to net cash provided by
operating activities:
Stock based compensation                                            300                         0
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                       4,000        4,000
    Increase (decrease) in accrued expenses-related parties           0       (4,000)           0
                                                              ---------    ---------    ---------

Net cash provided (used) by operating activities               (125,311)     (21,864)         (41)
                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided (used) by investing activities
                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable- related parties                                  90,860        8,313          250
 Proceeds from common stock                                      41,546            0            0
                                                              ---------    ---------    ---------

Net cash provided (used) by financing activities                132,406        8,313          250
                                                              ---------    ---------    ---------

Net increase (decrease) in cash                                   7,095      (13,551)         209

CASH and equivalents, beginning of period                             0       20,646            0
                                                              ---------    ---------    ---------
CASH and equivalents, end of period                           $   7,095    $   7,095    $     209
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes                                              $       0    $       0    $       0
                                                              =========    =========    =========
Payment of interest in cash                                   $       0    $       0    $       0
                                                              =========    =========    =========














     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003

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

INTERIM FINANCIAL INFORMATION

The condensed unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-SB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the November 30, 2002 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respect dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented. The results of operations for the periods ending February 28, 2003 and 2002 may not be indicative of a full years results.


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

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003

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

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $129,000.

              NET EARNINGS (LOSSES) PER SHARE

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of February 28,2003, there are no outstanding stock options or stock warrants that would have affected the computation.

NOTE 2 - INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

                                                    Three months ending
                                         ---------------------------------------
                                         February 28, 2003     February 28, 2002
                                         -----------------     -----------------
Statutory federal income tax rate               34%                   34%
Valuation allowance                            (34)                  (34)
Effective tax rate                              --%                   --%

The Company has a net operating loss carry forward as of February 28, 2003 of approximately $129,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from commencement of operations in 2001.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003

NOTE 3 -  RELATED PARTY TRANSACTIONS

A related party has been reimbursed $10,500 for rent and office expenditures made on behalf of the company.

NOTE 4-   LOANS PAYABLE RELATED PARTIES

Reflects advances from major stockholders, non interest bearing with no due date.

NOTE 5-   CAPITAL TRANSACTIONS

In the quarter ended February 28, 2003, the company issued 6,525,000 shares of common stock at par value for $6,250 of prior advances.

NOTE 6 -  GOING CONCERN

 As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to February 28, 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

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

We cannot predict the amount of capital resources which will be required prior to the consummation of a business combination, or whether and how much additional capital may be required to fund any business development efforts after consummation of a business combination. To date, the Company's operations have been funded by private investors and by periodic loans from our principal, Bradford L. Tolley. In connection with any business combination, we may need to raise additional capital. We have no commitment for any such additional capital.

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

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the our Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the end of the period covered by this report, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, and were designed to provide reasonable assurance that the disclosure controls and procedures' objectives are met.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                          PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On February 22, 2003, we issued 1,500,000 shares of our common stock to Bradford
L. Tolley, our Chief Executive Officer, for consideration in the amount of $1,500. The purchaser was one of our directors and executive officers, and a restrictive legend was placed on the share certificates. The issuance of shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On February 22, 2003, we issued 5,000,000 shares of our common stock to The Lang Family Trust for consideration in the amount of $5,000. The investor was a sophisticated investor, and the mother of our principal, Bradford L. Tolley. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On February 22, 2003, we issued 25,000 shares of our common stock to an independent contractor who performed consulting services for us valued at $1,250. Our principal, Bradford L. Tolley, had a pre-existing business relationship with this consultant, this person had access to all material information pertaining to the Company, and a restrictive legend was placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

          31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

          32   Section 1350 Certifications

(b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the period covered by this report

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Logic, Inc.
(Registrant)

Date:    July 20, 2005                               By: /s/ Bradford L. Tolley
                                                         -----------------------
                                                         Bradford L. Tolley,
                                                         Chief Executive Officer
(Signature)