Form 10QSB
period 2003-05-31
REAL LOGIC INC
filed 2005-07-22
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2003

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

                                     INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         Balance Sheet                                                        3

         Statements of Operations For The Six Months Ended
            May 31, 2003 and 2002 and for the Priod from June 28, 1999        4

         Statements of Operations For the Three Months Ended
            May 31, 2003 and 2002                                             5

         Statements of Cash Flows                                             6

         Notes to Consolidated Financial Statements                           7

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  MAY 31, 2003


                                   ASSETS
CURRENT ASSETS
   Cash                                                                  $       0
                                                                         ---------

            Total current assets                                                 0
                                                                         ---------


Total Assets                                                             $       0
                                                                         =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts Payable                                                     $   4,500
    Loans payable- related parties                                          85,235
                                                                         ---------
            Total current liabilities                                       89,735
                                                                         ---------


Total Liabilities                                                           89,735
                                                                         ---------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred  stock, $0. 001 par value, 20,000,000 shares authorized;           0
    none  issued and outstanding
    Common stock, $0. 001 par value, 50,000,000 shares authorized;
    18,271,000 shares issued and outstanding                                18,271
    Additional paid in capital                                              30,100
    Deficit accumulated during the development stage                      (138,106)
                                                                         ---------
            Total stockholders' equity (deficit)                           (89,735)
                                                                         ---------
Total Liabilities and Stockholders' Equity (Deficit)                     $       0
                                                                         =========












     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED MAY 31, 2003 AND 2002 AND
         FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO MAY 31, 2003


                                                       FOR THE PERIOD
                                                       JUNE 28, 1999
                                                        (INCEPTION)
                                                            TO               SIX MONTHS ENDED
                                                         MAY 31,                  MAY 31
                                                           2003           2003             2002
                                                       ------------   ------------    ------------
REVENUES                                               $          0   $          0    $          0


OPERATING EXPENSES                                          138,106         30,359             252
                                                       ------------   ------------    ------------


Loss before provision for income taxes                     (138,106)       (30,359)           (252)
Income taxes                                                    -0-            -0-              -0-
                                                       ------------   ------------    ------------

Net income (loss)                                      $   (138,106)  $    (30,359)   $       (252)
                                                       ============   ============    ============

Net income (loss) per common share, basic                             $       0.00    $       0.00
                                                                      ============    ============

Weighted average number of common shares outstanding                    14,076,357       2,000,000
                                                                      ============    ============



























     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 2003 AND 2002


                                                                    THREE MONTHS ENDED
                                                                        MAY 31,
                                                                  2003            2002
                                                              ------------    ------------
REVENUES                                                      $          0    $          0


OPERATING EXPENSES                                                   8,495             211
                                                              ------------    ------------


Loss before provision for income taxes                              (8,495)           (211)
Income taxes                                                           -0-             -0-
                                                              ------------    ------------

Net income (loss)                                             $     (8,495)   $       (211)
                                                              ============    ============

Net income (loss) per common share, basic                     $       0.00    $       0.00
                                                              ============    ============

Weighted average number of common shares outstanding            18,271,000       2,000,000
                                                              ============    ============



























     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MAY 31, 2004 AND 2002 AND
         FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO MAY 31, 2003


                                                                  FOR THE PERIOD
                                                                   FEB 3, 1999
                                                                   (INCEPTION)
                                                                       TO           SIX MONTHS ENDED
                                                                     MAY 31,              MAY 31
                                                                      2003          2003         2002
                                                                    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $(138,106)   $ (30,359)   $    (452)
Adjustments to reconcile net income to net cash provided by
operating activities:
 Stock based compensation                                                 300            0            0
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                             4,500        4,500            0
    Increase (decrease) in accrued expenses-related parties                 0       (4,000)           0
                                                                    ---------    ---------    ---------

Net cash provided (used) by operating activities                     (133,306)     (29,859)        (452)
                                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities
                                                                    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable- related parties                                        91,760        9,213        1,225
 Proceeds from common stock                                            41,546            0          200
                                                                    ---------    ---------    ---------
Net cash provided (used) by financing activities                      133,306        9,213        1,425
                                                                    ---------    ---------    ---------
Net increase (decrease) in cash                                             0      (20,646)         973

CASH and equivalents, beginning of period                                   0       20,646            0
                                                                    ---------    ---------    ---------

CASH and equivalents, end of period                                 $       0    $       0    $     973
                                                                    =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes                                                    $       0    $       0    $       0
                                                                    =========    =========    =========
Payment of interest in cash                                         $       0    $       0    $       0
                                                                    =========    =========    =========











     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003


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

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented. The results of operations for the periods ending May 31, 2003 and 2002 may not be indicative of a full years results.


            USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $138,000

            NET EARNINGS (LOSSES) PER SHARE

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of May 31,2003, there are no outstanding stock options or stock warrants that would have affected the computation.

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

                                                   Six  months ending
                                          ----------------------------------
                                          May 31, 2003          May 31, 2002
                                          ------------          ------------
Statutory federal income tax rate             34%                   34%
Valuation allowance                          (34)                  (34)
Effective tax rate                            --%                   --%

The Company has a net operating loss carry forward as of May 31, 2003 of approximately $138,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from commencement of operations in 2001.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 3 - RELATED PARTY TRANSACTIONS

A related party has been reimbursed $11,500 for rent and office expenditures made on behalf of the company.

NOTE 4-  LOANS PAYABLE RELATED PARTIES

Reflects advances from major stockholders, non interest bearing with no due date.

NOTE 5-  CAPITAL TRANSACTIONS

In the quarter ended February 28, 2003, the company issued 6,525,000 shares of common stock at par value for $6,525 of prior advances .

NOTE 6 - GOING CONCERN

 As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to May 31, 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-onetary Assets, which eliminates the exception for non-onetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non- onetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-onetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

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


                                 Real Logic, Inc.
                                 (Registrant)


Date:  July 20, 2005             By: /s/ Bradford L. Tolley
                                     Bradford L. Tolley, Chief Executive Officer
(Signature)