Form 10QSB/A
period 2003-02-28
REAL LOGIC INC
filed 2005-07-25
CIK 1126533

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

                          PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On February 22, 2003, we issued 5,000,000 shares of our common stock to Bradford
L. Tolley, our Chief Executive Officer, for consideration in the amount of $1,500. The purchaser was one of our directors and executive officers, and a restrictive legend was placed on the share certificates. The issuance of shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

On February 22, 2003, we issued 1,500,000 shares of our common stock to The Lang Family Trust for consideration in the amount of $5,000. The investor was a sophisticated investor, and the mother of our principal, Bradford L. Tolley. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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