Form 10QSB
period 2003-08-31
REAL LOGIC INC
filed 2005-07-25
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 For the quarterly period ended August 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                  For the transition period from _____ to _____


                                  Commission file number       000-25003
                                                               ---------


                                REAL LOGIC, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)


                   Florida                        64-1045849
                   -------                        ----------
        (State or other jurisdiction of         (IRS Employer
         incorporation or organization)        Identification No.)


              125 Worth Avenue. Suite 302, Palm Beach, FL., 33480
              ---------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 655-3200
                                 --------------
                           (Issuer's telephone number)

           -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,271,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Balance Sheet                                                     3
         Statements of Operations                                          4
         Statements of Cash Flows                                          6
         Notes to Consolidated Financial Statements                        7

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 AUGUST 31, 2003


                                   ASSETS
CURRENT ASSETS
   Cash                                                                  $       0
                                                                         ---------
            Total current assets                                                 0
                                                                         ---------


Total Assets                                                             $       0
                                                                         =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                     $   4,500
    Loans payable- related parties                                       $  85,235
                                                                         ---------
            Total current liabilities                                       89,735
                                                                         ---------


Total Liabilities                                                           89,735
                                                                         ---------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred  stock, $0. 001 par value, 20,000,000 shares authorized;           0
    none  issued and outstanding
    Common stock, $0. 001 par value, 50,000,000 shares authorized;
    18,271,000 shares issued and outstanding                                18,271
    Additional paid in capital                                              30,100
    Deficit accumulated during the development stage                      (138,106)
                                                                         ---------

            Total stockholders' equity (deficit)                           (89,735)
                                                                         ---------
Total Liabilities and Stockholders' Equity (Deficit)                     $       0
                                                                         =========



     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED AUGUST 31, 2003 AND 2002 AND
        FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO AUGUST 31, 2003


                                                       FOR THE PERIOD
                                                       JUNE 28, 1999
                                                        (INCEPTION)            NINE MONTHS
                                                            TO                    ENDED
                                                         AUGUST 31,             AUGUST 31
                                                           2003            2003            2002
                                                       -------------   ------------    ------------
REVENUES                                               $           0   $          0    $          0


OPERATING EXPENSES                                           138,106         30,359          49,559
                                                       -------------   ------------    ------------


Loss before provision for income taxes                      (138,106)       (30,359)        (49,559)
Income taxes                                                     -0-            -0-             -0-
                                                       -------------   ------------    ------------

Net income (loss)                                      $    (138,106)  $    (30,359)   $    (49,559)
                                                       =============   ============    ============

Net income (loss) per common share, basic                              $       0.00    ($      0.01)
                                                                       ============    ============

Weighted average number of common shares outstanding                     15,067,818       7,622,600
                                                                       ============    ============





     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002


                                                                            THREE MONTHS ENDED
                                                                                 AUGUST 31
                                                                          2003             2002
                                                                    ----------------  --------------

REVENUES                                                            $              0  $            0


OPERATING EXPENSES                                                                 0               0
                                                                    ----------------  --------------
Loss before provision for income taxes                                             0               0
Income taxes                                                                       0               0
                                                                    ----------------  --------------

Net income (loss)                                                   $              0  $            0
                                                                    ================  ==============

Net income (loss) per common share, basic                           $           0.00  $         0.00
                                                                    ================  ==============

Weighted average number of common shares outstanding                      18,271,000       2,000,000
                                                                    ================  ==============




     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED AUGUST 31, 2003 AND 2002 AND
                       FOR THE PERIOD FROM JUNE 28, 1999
                       (INCEPTION) UNTIL AUGUST 31, 2003

                                                           FOR THE PERIOD
                                                             FEB 3, 1999
                                                             (INCEPTION)           NINE
                                                                UNTIL           MONTHS ENDED
                                                             AUGUST  31,         AUGUST 31
                                                                2003          2003         2002
                                                              ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(138,106)   $ (30,359)   $ (49,811)
Adjustments to reconcile net income to net cash provided by
operating activities:
 Stock based compensation                                           300            0          300
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                       4,500        4,500
    Increase (decrease) in accrued expenses-related parties           0       (4,000)           0
                                                              ---------    ---------    ---------

Net cash provided (used) by operating activities               (133,306)     (29,859)     (49,511)
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                      0            0            0
                                                              ---------    ---------    ---------
Net cash provided (used) by investing activities                      0            0            0
                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable- related parties                                  91,760        9,213       17,964
 Proceeds from common stock                                      41,546            0       41,346
                                                              ---------    ---------    ---------

Net cash provided (used) by financing activities                133,306        9,213       59,310
                                                              ---------    ---------    ---------

Net increase (decrease) in cash                                       0      (20,646)       9,799

CASH and equivalents, beginning of period                             0       20,646            0
                                                              ---------    ---------    ---------
CASH and equivalents, end of period                           $       0    $       0    $   9,799
                                                              =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes                                              $       0    $       0    $       0
                                                              =========    =========    =========
Payment of interest in cash                                   $       0    $       0    $       0
                                                              =========    =========    =========




     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

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

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

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

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of August 31,2003, there are no outstanding stock options or stock warrants that would have affected the computation.

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

                                                   Nine Months Ending
                                          August 31, 2003       August 31, 2002
                                          ---------------       ---------------
Statutory federal income tax rate              34%                      34%
Valuation allowance                            (34)                     (34)
Effective tax rate                              -%                       -%

The Company has a net operating loss carry forward as of August 31, 2003 of approximately $138,000which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from commencement of operations in 2001.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

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

NOTE 5 - CAPITAL TRANSACTIONS

In the quarter ended February 28, 2003, the company issued 6,525,000 shares of common stock at par value for $6,525 of prior advances

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to August 31, 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32       Section 1350 Certifications

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Real Logic, Inc.
                                                 (Registrant)

                                            By:   /s/ Bradford L. Tolley
                                                  ----------------------
                                                  Bradford L. Tolley,
                                                  Chief Executive Officer



Date:    July 20, 2005