Form 10KSB
period 2003-11-30
REAL LOGIC INC
filed 2005-07-25
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2003
                                             -----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________


                        Commission file number 000-25003
                                               ---------


                                Real Logic, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


             Florida                                     64-1045849
             --------                                    ----------
    (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)


125 Worth Avenue, Suite 302, Palm Beach, FL                33480
-------------------------------------------                -----
  (Address of principal executive offices)              (Zip Code)


                                 (561) 655-3200
                 -----------------------------------------------
                 Issuer's telephone number, including area code:


         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

         Securities registered under Section 12(g) of the Exchange Act:


                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB. [X]

Our revenues for the most recent fiscal year were $0.

The aggregate market value of our common stock held by non-affiliates was $36,050 on November 30, 2003, based on the most recent price at which the common stock was sold in an arms length transaction.

The number of shares outstanding of our common stock on November 30, 2003 was 18,271,000

Transitional Small Business Disclosure Format: Yes  [ ]  No [X]

                                     PART I

Forward-Looking Statements

The matters discussed in this Form 10-KSB may contain "forward looking statements" (as defined in the Private Securities Litigation Reform Act of
1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act or 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made in this report. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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


Item 4. Submission of Matters to a Vote of Security Holders.

During the period covered by this report, there were no matters submitted to our shareholders for a vote.

                                    PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Common Stock

There is currently no trading market for our stock and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue.

Holders of Record

As of November 30, 2003, we had ten shareholders of our common stock, which is the only class of stock which we have outstanding.

Dividend Policy

We have never paid cash dividends on our Common Stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company.

Item 6. Management's Discussion and Analysis or Plan of Operations.

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

As of November 30, 2003, the Company's accumulated deficit was $138,106, and our working capital was $(89,735). Until we can acquire an operating business, we will be dependant upon funding from our principal shareholder, Bradford L. Tolley.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" summarizing the SEC's views in applying generally accepted accounting principles to various revenue recognition issues. Management believes that its revenue recognition practices are in conformity with SAB No. 101.

In April 2000, the FASB issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." We have adopted the provisions of FIN No. 44, and such adoption did not impact our results of operations.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities", a replacement of SFAS No. 125. Management does not expect the standard to have any effect on our financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." We have adopted the provisions of SFAS No. 141 and 142, and such adoption did not impact our results of operations.

In July 2001, the SEC issued SAB 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." We do not expect this SAB to have any effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Management does not expect the standard to have any effect on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." We have adopted the provisions of SFAS No. 144 and 142, and such adoption did not impact our results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS's 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." Management does not expect the standard to have any effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Management does not expect the standard to have any effect on our financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions." Management does not expect the standard to have any effect on our financial position or results of operations.


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

POTENTIAL REGULATION AS A PENNY STOCK. If and when our stock becomes publicly traded, the trading price of our stock may result in our stock being classified as a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. A penny stock is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them. Shareholders should be aware that, according to the Securities and

Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

     o control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

     o manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

     o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

     o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

     o the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.


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

Item 8A. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its principal financial officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the end of the period covered by this report, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

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


     Name                     Age             Position Held with Registrant
     ----                     ---             -----------------------------
Michael Posner                43              President, Director

Bradford L. Tolley            39              Chief Executive Officer, Secretary
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

Section 16(a) Beneficial Ownership Reporting Compliance

Control persons, including all directors and executive officers, of our Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to report to the SEC their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock. To the best of the Company's knowledge, the Company's directors and executive officers timely filed all required reports with the SEC during the period covered by this report.

Item 10. Executive Compensation

None of our officers or directors have received any compensation from the Company during the past three years.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of the Company's Common Stock that will be beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of November 30, 2003. Each of the shareholders listed below has voting and investment power over the shares beneficially owned. As of November 30, 2003, there were issued and outstanding 11,746,000 shares of the Company's common stock.

Name and address of                  Shares                           Percent
Beneficial Owner                     Beneficially Owned               of Class
------------------                   ------------------               --------
Bradford L. Tolley                      15,000,000                      82.1%
326 B Royal Poinciana Way
Palm Beach, FL 33480

Michael Posner                             250,000                       1.4%
4420 Beacon Circle
West Palm Beach, FL 33407

Lang Family Trust                        2,000,000                      10.9%
326 B Royal Poinciana Way
Palm Beach, FL 33480


All Officers and Directors              15,250,000                      83.5%
as a group (2 persons)

Equity Compensation Plans

We have not adopted any equity compensation plans, and have no securities authorized for issuance under any such plan.

Item 12. Certain Relationships and Related Party Transactions

Bradford L. Tolley and/or entities controlled by him have lent us money from time to time in order to fund our operations. The total amount we owed to Mr. Tolley and/or his affiliates was approximately $40,000 as of November 30, 2003.

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

     31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

     32   Section 1350 Certifications

    (b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal year ended November 30, 2003.

Item 14. Principal Accountant Fees and Services.

AUDIT FEES.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $3,000 for the fiscal year ended November 30, 2002, and $3,000 for the fiscal year ended November 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Real Logic, Inc.


Date:   July 20, 2005                       By:  /s/ Bradford L. Tolley
                                                 -------------------------------
                                                 Bradford L. Tolley
                                                 Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Bradford L. Tolley
-----------------------
Bradford L. Tolley, Director, Chief Executive Officer
and Treasurer (principal financial officer)
Date: July 20, 2005

By: /s/ Michael Posner
-----------------------
Michael Posner,
Director
Date: July 20, 2005

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                              F-2

Consolidated Balance Sheets                                               F-3

Consolidated Statements of Operations                                     F-4

Consolidated Statements of Stockholders' Equity                           F-5

Consolidated Statements of Cash Flows                                     F-6

Notes to Consolidated Financial Statements                              F-7-9

                              BAUM & COMPANY, P.A.
                          1515 UNIVERSITY DR. SUITE 209
                             CORAL SPRINGS FL 33071


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Real Logic Inc.
(A Development Stage Company)
Palm Beach, Florida

We have audited the accompanying balance sheet of Real Logic Inc. (a development stage company) as of November 30, 2003 and the related statements of operations, stockholders' deficiency and cash flows for the years ended November 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Logic Inc (a development stage company) as of November 30, 2003 and the results of its operations and its cash flows for the years ended November 30, 2003 and 2002. in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has experience a loss since inception in 1999. The Company's financial position and operating results raise substantial doubts about its ability to continue a going concern.. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Coral Springs, Florida
June 24 2005

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                NOVEMBER 30, 2003



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
                                                                          =========












     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002 AND
       FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO NOVEMBER 30, 2003


                                                      FOR THE PERIOD
                                                       JUNE 28, 1999
                                                      (INCEPTION) TO           YEAR ENDED
                                                        NOVEMBER 30,          NOVEMBER 30,
                                                           2003            2003            2002
                                                       ------------    ------------    ------------
REVENUES                                               $          0    $          0    $          0


OPERATING EXPENSES                                          138,106          30,359         107,547
                                                       ------------    ------------    ------------


Loss before provision for income taxes                     (138,106)        (30,359)       (107,547)
Income taxes                                                    -0-             -0-             -0-
                                                       ------------    ------------    ------------

Net income (loss)                                      $   (138,106)   $    (30,359)   $   (107,547)
                                                       ============    ============    ============

Net income (loss) per common share, basic                              $       0.00    $      (0.03)
                                                                       ============    ============

Weighted average number of common shares outstanding                     15,689,681       4,194,681
                                                                       ============    ============

















     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)


                                                                                                                TOTAL
                                            NUMBER                   ADDITIONAL                              STOCKHOLDERS'
                                              OF        COMMON        PAID-IN        SUBS.      ACCUMULATED     EQUITY
                                            SHARES      STOCK         CAPITAL      RECEIVED       DEFICIT      (DEFICIT)
                                         ----------   ----------    ----------    ----------    ----------    ----------
BEGINNING BALANCE Feb. 28, 1999                   0   $        0    $        0    $        0    $        0    $        0

Issuance of common stock                  2,000,000          200                           0             0           200
Net loss -November 30, 1999                                                                              0             0
                                         ----------   ----------    ----------    ----------    ----------    ----------
BALANCE  November 30, 1999                2,000,000          200             0             0             0           200

Net loss- November 30, 2000                                                  0             0             0             0
                                         ----------   ----------    ----------    ----------    ----------    ----------

BALANCE  November 30,2000                 2,000,000          200             0             0             0           200

Revise common stock par value to $.001                     1,800        (1,800)                                        0
Net loss- November 30, 2001                                                  0             0          (200)         (200)
                                         ----------   ----------    ----------    ----------    ----------    ----------

BALANCE November 30, 2001                 2,000,000        2,000        (1,800)            0          (200)            0

Common stock sold                         9,446,000        9,446        31,900                                    41,346
Common stock issued for services            300,000          300           300

Net loss- November 30, 2002                                                  0             0      (107,547)     (107,547)
                                         ----------   ----------    ----------    ----------    ----------    ----------
BALANCE, November 30, 2002               11,746,000       11,746        30,100             0      (107,747)      (65,901)

Common stock sold                         6,525,000        6,525             0                                     6,525

Net loss- November 30, 2003                                                                        (30,359)      (30,359)
                                         ----------   ----------    ----------    ----------    ----------    ----------

BALANCE, November 30, 2003               18,271,000       18,271        30,100             0      (138,106)      (89,735)
                                         ==========   ==========    ==========    ==========    ==========    ==========






     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002 AND
       FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO NOVEMBER 31, 2003



                                                           FOR THE PERIOD
                                                             FEB 3, 1999         YEAR ENDED
                                                            (INCEPTION) TO       NOVEMBER 30,
                                                              NOVEMBER 30, ----------------------
                                                                 2003        2003          2002
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(138,106)   $ (30,359)   $(107,547)
Adjustments to reconcile net income to net cash provided by
operating activities:
 Stock based compensation                                           300            0          300
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                       4,500        4,500            0
    Increase (decrease) in accrued expenses-related party             0       (4,000)       4,000
                                                              ---------    ---------    ---------

Net cash provided (used) by operating activities               (133,306)     (29,859)    (103,247)
                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities
                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable- related parties                                  91,760        9,213       82,547
 Proceeds from common stock                                      41,546            0       41,346
                                                              ---------    ---------    ---------

Net cash provided (used) by financing activities                133,306        9,213      123,893
                                                              ---------    ---------    ---------

Net increase (decrease) in cash                                       0      (20,646)      20,646

CASH and equivalents, beginning of period                             0       20,646            0
                                                              ---------    ---------    ---------

CASH and equivalents, end of period                           $       0    $       0    $  20,646
                                                              =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes                                              $       0    $       0    $       0
                                                              =========    =========    =========
Payment of interest in cash                                   $       0    $       0    $       0
                                                              =========    =========    =========






     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

            ORGANIZATION AND OPERATIONS

The Company was organized under the laws of the State of Florida on June 28, 1999. The Company is in the development stage. The Company is a "shell" whose sole purpose is to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. On October 29, 2002, the Company has changed its corporate name from Xelos, Inc. to Real Logic, Inc.

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

            REVENUE RECOGNITION

The Company will recognize revenue upon completion of its services to be rendered or delivery of products to its customers. The Company has not generated revenues since inception

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            DEVELOPMENT STAGE

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 138,000


            NET EARNINGS (LOSSES) PER SHARE

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of November 30, 2003, there are no outstanding stock options or stock warrants that would have affected the computation.

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


                                                      Year ending
                                        ---------------------------------------
                                        November 30, 2003     November 30, 2002
                                        -----------------     -----------------
Statutory federal income tax rate             34%                    34%
Valuation allowance                          (34)                   (34)
Effective tax rate                            --%                    --%


The Company has a net operating loss carry forward as of November 30, 2003 of approximately $138,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2002.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

NOTE 3 - RELATED PARTY TRANSACTIONS

A related party has been reimbursed $11,500 for rent and office expenditures made on behalf of the company

NOTE 4-  LOANS PAYABLE RELATED PARTIES

Reflects advances from major stockholders, non interest bearing with no due date.

NOTE 5   CAPITAL TRANSACTIONS

On August 29, 2002, the par value of common stock was changed to $.001. During the year the company sold 8,846,000 shares of common stock at par value for $8,846 and 600,000 shares of common stock for $32,700. The company issued 300,000 shares for services valued at $300. In February 2003, the company issued 6,525,000 shares of common stock at par value for $6,525 of prior advances.

NOTE 6 - GOING CONCERN

 As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to November 30, 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

 In December 2004, the FASB issued SFAS No. 123(R)), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method.. Accordingly we believe SFAS No. 123(R) may have a material impact on financial statements at such time as options are issued.