Form 10QSB
period 2004-02-29
REAL LOGIC INC
filed 2005-07-28
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2004
                                               -----------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                For the transition period from _______ to _______


                        Commission file number 000-25003
                                               ---------

                                REAL LOGIC, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Florida                                             64-1045849
-------------------------------                           -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)


               125 Worth Avenue. Suite 302, Palm Beach, FL., 33480
               ---------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 655-3200
                           ---------------------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,271,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Balance Sheet                                                    3
         Statements of Operations                                         4
         Statements of Cash Flows                                         5
         Notes to Consolidated Financial Statements                       6

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                FEBRUARY 28, 2004


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
                                                                          =========
















     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED FEBRUARY 28 , 2004 AND 2003 AND
       FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO FEBRUARY 28, 2004


                                                        FOR THE PERIOD
                                                        JUNE 28, 1999
                                                         (INCEPTION)         THREE MONTHS ENDED
                                                             TO        ---------------------------
                                                        FEBRUARY 28,            FEBRUARY 28
                                                           2004            2004           2003
                                                       ------------    ------------   ------------
REVENUES                                               $          0    $          0   $          0


OPERATING EXPENSES                                          138,106               0         21,864
                                                       ------------    ------------   ------------


Loss before provision for income taxes                     (138,106)              0        (21,864)
Income taxes                                                      0               0              0
                                                       ------------    ------------   ------------

Net income (loss)                                      $   (138,106)   $          0   $    (21,864)
                                                       ============    ============   ============

Net income (loss) per common share, basic                              $       0.00   $       0.00
                                                                       ============   ============

Weighted average number of common shares outstanding                     18,271,000      11,746,000
                                                                       ============   ============























     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED FEBRUARY 28 , 2004 AND 2003 AND
       FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO FEBRUARY 28, 2004

                                                            FOR THE PERIOD
                                                             FEB 3, 1999
                                                             (INCEPTION)     THREE MONTHS ENDED
                                                                 TO        ---------------------
                                                             FEBRUARY 28,        FEBRUARY 28
                                                                2004         2004         2003
                                                              ---------    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(138,106)   $       0   $ (21,864)
Adjustments to reconcile net income to net cash provided by
operating activities:
 Stock based compensation                                           300            0           0
Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                      4,500            0       4,500
     Increase (decrease) in accrued expenses-related parties          0            0      (4,000)
                                                              ---------    ---------   ---------
Net cash provided (used) by operating activities               (133,306)           0     (21,364)
                                                              ---------    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:


Net cash provided (used) by investing activities
                                                              ---------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable- related parties                                  91,760            0       8,313
 Proceeds from common stock                                      41,546            0           0
                                                              ---------    ---------   ---------
Net cash provided (used) by financing activities                133,306            0       8,313
                                                              ---------    ---------   ---------
Net increase (decrease) in cash                                       0            0     (13,051)

CASH and equivalents, beginning of period                             0            0      20,646
                                                              ---------    ---------   ---------
CASH and equivalents, end of period                           $       0    $       0   $   7,595
                                                              =========    =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes                                              $       0    $       0   $       0
                                                              =========    =========   =========
Payment of interest in cash                                   $       0    $       0   $       0
                                                              =========    =========   =========










     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2004


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

INTERIM FINANCIAL INFORMATION

The condensed unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-SB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the November 30, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respect dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented. The results of operations for the periods ending February 28, 2004 and 2003 may not be indicative of a full years results.


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

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2004


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

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $138,000.

            NET EARNINGS (LOSSES) PER SHARE

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of February 28,2004, there are no outstanding stock options or stock warrants that would have affected the computation.

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

                                               Three months ending
                                      --------------------------------------
                                      February 28, 2004    February 28, 2003
                                      -----------------    -----------------
Statutory federal income tax rate            34%                   34%
Valuation allowance                         (34)                  (34)
Effective tax rate                           --%                   --%

The Company has a net operating loss carry forward as of February 28, 2004 of approximately $138,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from commencement of operations in 2001.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2004


NOTE 3- LOANS PAYABLE RELATED PARTIES

Reflects advances from major stockholders, non interest bearing with no due date.

NOTE 4-  CAPITAL TRANSACTIONS

In the quarter ended February 28, 2003, the company issued 6,525,000 shares of common stock at par value for $6,250 of prior advances.

NOTE 5 - GOING CONCERN

 As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to February 28, 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business and acquire other businesses.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

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


                                            Real Logic, Inc.
                                            (Registrant)


Date:    July 26, 2005                      By:   /s/ Bradford L. Tolley
                                                  -----------------------------
                                                  Bradford L. Tolley,
                                                  Chief Executive Officer