Form 10QSB
period 2004-03-31
REAL LOGIC INC
filed 2005-07-28
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2004
                                                  ------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                        Commission file number 000-25003
                                               ---------


                                REAL LOGIC, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Florida                                          64-1045849
-------------------------------                ---------------------------------
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


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                                     INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Balance Sheet                                                   3

         Statements of Operations (For the Six Months Ended
            May 31, 2004 and for the period from June 28, 1999
            (Inception to May 31, 2004)                                  4

         Statements of Operations (For the three Month Ended
            May 31, 2004 and 2003                                        5

         Statements of Cash Flows                                        6

         Notes to Consolidated Financial Statements                      7

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  MAY 31, 2004


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
                                                                          =========
























     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED MAY 31, 2004 AND 2003 AND
         FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO MAY 31, 2004


                                                        FOR THE PERIOD
                                                        JUNE 28, 1999
                                                         (INCEPTION)         SIX MONTHS ENDED
                                                             TO        ---------------------------
                                                          MAY 31,                 MAY 31,
                                                           2004            2004           2003
                                                       ------------    ------------   ------------

REVENUES                                               $          0    $          0   $          0


OPERATING EXPENSES                                          138,106               0         30,359
                                                       ------------    ------------   ------------


Loss before provision for income taxes                     (138,106)              0        (30,359)
Income taxes                                                      0               0              0
                                                       ------------    ------------   ------------

Net income (loss)                                      $   (138,106)   $          0   $    (30,359)
                                                       ============    ============   ============

Net income (loss) per common share, basic                              $       0.00   $       0.00
                                                                       ============   ============

Weighted average number of common shares outstanding                     18,271,000     14,076,357
                                                                       ============   ============























     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 2004 AND 2003


                                                            THREE MONTHS ENDED
                                                                  MAY 31,
                                                           2004           2003
                                                       ------------   ------------
REVENUES                                               $          0   $          0


OPERATING EXPENSES                                                0          8,495
                                                       ------------   ------------


Loss before provision for income taxes                            0         (8,495)
Income taxes                                                      0              0
                                                       ------------   ------------

Net income (loss)                                      $          0   $     (8,495)
                                                       ============   ============

Net income (loss) per common share, basic              $       0.00   $       0.00
                                                       ============   ============

Weighted average number of common shares outstanding     18,271,000     18,271,000
                                                       ============   ============






















     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MAY 31, 2004 AND 2003 AND
         FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO MAY 31, 2004


                                                            FOR THE PERIOD
                                                             FEB 3, 1999
                                                             (INCEPTION)      SIX MONTHS ENDED
                                                                 TO        ---------------------
                                                               MAY 31,            MAY 31,
                                                                2004         2004         2003
                                                              ---------    ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(138,106)   $       0   $ (30,359)
Adjustments to reconcile net income to net cash provided by
operating activities:
 Stock based compensation                                           300            0           0
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                       4,500            0       4,500
    Increase (decrease) in accrued expenses-related parties           0            0      (4,000)
                                                              ---------    ---------   ---------

Net cash provided (used) by operating activities               (133,306)           0     (29,859)
                                                              ---------    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:


Net cash provided (used) by investing activities
                                                              ---------    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable- related parties                                  91,760            0       9,213
 Proceeds from common stock                                      41,546            0           0
                                                              ---------    ---------   ---------

Net cash provided (used) by financing activities                133,306            0       9,213
                                                              ---------    ---------   ---------

Net increase (decrease) in cash                                       0            0     (20,646)

CASH and equivalents, beginning of period                             0            0      20,646
                                                              ---------    ---------   ---------

CASH and equivalents, end of period                           $       0    $       0   $       0
                                                              =========    =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes                                              $       0    $       0   $       0
                                                              =========    =========   =========
Payment of interest in cash                                   $       0    $       0   $       0
                                                              =========    =========   =========












     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2004


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

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented. The results of operations for the periods ending May 31, 2004 and 2003 may not be indicative of a full years results.


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

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2004


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of May 31,2004, there are no outstanding stock options or stock warrants that would have affected the computation.

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

                                                  Six  months ending
                                          -------------------------------
                                          May 31, 2004       May 31, 2003
                                          ------------       ------------
Statutory federal income tax rate              34%                34%
Valuation allowance                           (34)               (34)
Effective tax rate                             --%                --%


The Company has a net operating loss carry forward as of May 31, 2004 of approximately $138,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from commencement of operations in 2001.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2004


NOTE 3-  LOANS PAYABLE RELATED PARTIES

Reflects advances from major stockholders, non interest bearing with no due date.

NOTE 4-  CAPITAL TRANSACTIONS

In the quarter ended February 28, 2003, the company issued 6,525,000 shares of common stock at par value for $6,525 of prior advances .

NOTE 5 - GOING CONCERN

 As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to May 31, 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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


                                               Real Logic, Inc.
                                               (Registrant)


Date:    July 26, 2005                         By:  /s/ Bradford L. Tolley
                                                    ----------------------------
                                                    Bradford L. Tolley,
                                                    Chief Executive Officer