Form 10QSB
period 2004-08-31
REAL LOGIC INC
filed 2005-07-28
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2004
                                                ---------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                        Commission file number 000-25003
                                               ---------

                                REAL LOGIC, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Florida                                             64-1045849
-------------------------------                           ------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)


               125 Worth Avenue. Suite 302, Palm Beach, FL., 33480
               ---------------------------------------------------
                    (Address of principal executive offices)


                            (561) 655-3200 (Issuer's
                                telephone number)


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

                                     INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Balance Sheet                                                     3

         Statements of Operations for the Nine Months Ended
            August 31, 2004 and 2003 and for the Period
            From June 28, 1999, (Inception) to August 31, 2004             4

         Statements of Operations For the Three Months Ended
            August 31, 2004 and 2003                                       5

         Statements of Cash Flows                                          6

         Notes to Consolidated Financial Statements                        7

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 AUGUST 31, 2004


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
                                                                          =========















     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED AUGUST 31, 2004 AND
   2003 AND FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO AUGUST 31, 2004


                                                             FOR THE PERIOD
                                                             JUNE 28, 1999
                                                              (INCEPTION)           NINE MONTHS ENDE
                                                                  TO          ----------------------------
                                                               August 31,              August 31,
                                                                 2004             2004            2003
                                                              ------------    ------------    ------------


REVENUES                                                      $          0    $          0    $          0


OPERATING EXPENSES                                                 138,106               0          30,359
                                                              ------------    ------------    ------------

Loss before provision for income taxes                            (138,106)              0         (30,359)
Income taxes                                                             0               0               0
                                                              ------------    ------------    ------------

Net income (loss)                                             $   (138,106)   $          0    $    (30,359)
                                                              ============    ============    ============

Net income (loss) per common share, basic                                     $       0.00    $       0.00
                                                                              ============    ============

Weighted average number of common shares outstanding                            18,271,000      15,067,818
                                                                              ============    ============




















     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003



                                                           THREE MONTHS ENDED
                                                       -------------------------
                                                               AUGUST 31
                                                          2004          2003
                                                       -----------   -----------
REVENUES                                               $         0   $         0


OPERATING EXPENSES                                               0             0
                                                       -----------   -----------


Loss before provision for income taxes                           0             0
Income taxes                                                     0             0
                                                       -----------   -----------

Net income (loss)                                      $         0   $         0
                                                       ===========   ===========

Net income (loss) per common share, basic              $      0.00   $      0.00
                                                       ===========   ===========

Weighted average number of common shares outstanding    18,271,000    18,271,000
                                                       ===========   ===========
























     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED AUGUST 31, 2004 AND
  2003 AND FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) UNTIL AUGUST 31, 2004


                                                            FOR THE PERIOD
                                                             FEB 3, 1999
                                                             (INCEPTION)     NINE MONTHS ENDED
                                                                UNTIL       ---------------------
                                                              AUGUST 31,         AUGUST 31,
                                                                2004         2004         2003
                                                              ---------    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(138,106)   $       0   $ (30,359)
Adjustments to reconcile net income to net cash provided by
operating activities:
 Stock based compensation                                           300            0           0
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                       4,500            0       4,500
    Increase (decrease) in accrued expenses-related parties           0            0      (4,000)
                                                              ---------    ---------   ---------

Net cash provided (used) by operating activities               (133,306)           0     (29,859)
                                                              ---------    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                      0            0           0
                                                              ---------    ---------   ---------

Net cash provided (used) by investing activities                      0            0           0
                                                              ---------    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable- related parties                                  91,760            0       9,213
 Proceeds from common stock                                      41,546            0           0
                                                              ---------    ---------   ---------

Net cash provided (used) by financing activities                133,306            0       9,213
                                                              ---------    ---------   ---------

Net increase (decrease) in cash                                       0            0     (20,646)

CASH and equivalents, beginning of period                             0            0      20,646
                                                              ---------    ---------   ---------

CASH and equivalents, end of period                           $       0    $       0   $       0
                                                              =========    =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes                                              $       0    $       0   $       0
                                                              =========    =========   =========
Payment of interest in cash                                   $       0    $       0   $       0
                                                              =========    =========   =========














     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2004


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

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented. The results of operations for the periods ending August 31, 2004 and 2003 may not be indicative of a full years results.


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

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2004


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

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of August 31,2004, there are no outstanding stock options or stock warrants that would have affected the computation.

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

                                                     Nine months ending
                                           ------------------------------------
                                           August 31, 2004      August 31, 2003
                                           ---------------      ---------------
Statutory federal income tax rate               34%                   34%
Valuation allowance                            (34)                  (34)
Effective tax rate                              --%                   --%


The Company has a net operating loss carry forward as of August 31, 2004 of approximately $138,000which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from commencement of operations in 2001.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2004


NOTE 3-  LOANS PAYABLE RELATED PARTIES

Reflects advances from major stockholders, non interest bearing with no due date.

NOTE 4-  CAPITAL TRANSACTIONS

In the quarter ended February 28, 2003, the company issued 6,525,000 shares of common stock at par value for $6,525 of prior advances

NOTE 5-  GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to August 31, 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

                                               Real Logic, Inc.
                                               (Registrant)

Date:    July 26, 2005                         By:  /s/ Bradford L. Tolley
                                                    ---------------------------
                                                    Bradford L. Tolley,
                                                    Chief Executive Officer