Form 10KSB
period 2004-11-30
REAL LOGIC INC
filed 2005-07-28
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended November 30, 2004
                                -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _______________________ to _____________

                        Commission file number 000-25003
                                    ---------
                                Real Logic, Inc.
                      -------------------------------------
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

Issuer's telephone number, including area code: (561) 655-3200

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

The aggregate market value of our common stock held by non-affiliates was $36,050 on November 30, 2004, based on the most recent price at which the common stock was sold in an arms length transaction.

The number of shares outstanding of our common stock on November 30, 2004 was 18,271,000

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

Holders of Record

As of November 30, 2004, we had ten shareholders of our common stock, which is the only class of stock which we have outstanding.

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

As of November 30, 2004, the Company's accumulated deficit was $138,106, and our working capital was $(89,735). Until we can acquire an operating business, we will be dependant upon funding from our principal shareholder, Bradford L. Tolley.

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

In July 2601, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." We have adopted the provisions of SFAS No. 141 and 142, and such adoption did not impact our results of operations.

In July 2601, the SEC issued SAB 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." We do not expect this SAB to have any effect on our financial position or results of operations.

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

                Name               Age     Position Held with Registrant
                ----               ---     -----------------------------
           Michael Posner          44      President, Director
           Bradford L. Tolley      40      Chief Executive Officer, Secretary
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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of the Company's Common Stock that will be beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of November 30, 2004. Each of the shareholders listed below has voting and investment power over the shares beneficially owned. As of November 30, 2004, there were issued and outstanding 11,746,000 shares of the Company's common stock.

Name and address of                        Shares                     Percent
Beneficial Owner                     Beneficially Owned               of Class
-------------------                  ------------------               --------

Bradford L. Tolley                       15,000,000                     82.1%
326 B Royal Poinciana Way
Palm Beach, FL 33480

Michael Posner                              250,000                      1.4%
4420 Beacon Circle
West Palm Beach, FL 33407

Lang Family Trust                         2,000,000                     10.9%
326 B Royal Poinciana Way
Palm Beach, FL 33480


All Officers and Directors               15,250,000                     83.5%
as a group (2 persons)

Equity Compensation Plans

We have not adopted any equity compensation plans, and have no securities authorized for issuance under any such plan.

Item 12. Certain Relationships and Related Party Transactions

Bradford L. Tolley and/or entities controlled by him have lent us money from time to time in order to fund our operations. The total amount we owed to Mr. Tolley and/or his affiliates was approximately $40,000 as of November 30, 2004.

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

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32       Section 1350 Certifications

(b)      Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal year ended November 30, 2004.

Item 14. Principal Accountant Fees and Services.

AUDIT FEES.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $3,000 for the fiscal year ended November 30, 2003, and $3,000 for the fiscal year ended November 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Logic, Inc.


Date:   July 26, 2005                       By:      /s/ Bradford L. Tolley
                                                     ----------------------
                                                     Bradford L. Tolley
                                                     Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Bradford L. Tolley
--------------------------
Bradford L. Tolley,
Director, Chief Executive Officer and
Treasurer (principal financial officer)
Date: July 26, 2005

By: /s/Michael Posner
---------------------
Michael Posner, Director
Date: July 26, 2005

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

Notes to Consolidated Financial Statements                          F-7-9

                              BAUM & COMPANY, P.A.
                          1515 UNIVERSITY DR. SUITE 209
                             CORAL SPRINGS FL 33071

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Real Logic Inc.
(A Development Stage Company)
Palm Beach, Florida

We have audited the accompanying balance sheet of Real Logic Inc. (a development stage company) as of November 30, 2004 and the related statements of operations, stockholders' deficiency and cash flows for the years ended November 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Logic Inc (a development stage company) as of November 30, 2004 and the results of its operations and its cash flows for the years ended November 30, 2004 and 2003. in conformity with United States generally accepted accounting principles.

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



Coral Springs, Florida
July 22, 2005

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                NOVEMBER 30, 2004

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
                                                                   =========

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003 AND
       FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO NOVEMBER 30, 2004

                                                        FOR THE PERIOD
                                                         JUNE 28, 1999              YEAR  ENDED
                                                        (INCEPTION) TO              NOVEMBER 30
                                                          NOVEMBER 30      -----------------------------
                                                             2004               2004            2003
                                                         ------------      ------------     ------------
REVENUES                                                 $          0      $          0     $          0

OPERATING EXPENSES                                            138,106                 0           30,359
                                                         ------------      ------------     ------------

Loss before provision for income taxes                       (138,106)                0          (30,359)
Income taxes                                                      -0-               -0-              -0-
                                                         ------------      ------------     ------------

Net income (loss)                                        $   (138,106)     $          0     $    (30,359)
                                                         ============      ============     ============

Net income (loss) per common share, basic                                  $       0.00     $       0.00
                                                                           ============     ============

Weighted average number of common shares outstanding                         18,271,000       15,689,681
                                                                           ============     ============

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

                                             NUMBER                      ADDITIONAL                          TOTAL
                                              OF            COMMON        PAID-IN        ACCUMULATED     STOCKHOLDERS'
                                             SHARES          STOCK        CAPITAL          DEFICIT      EQUITY (DEFICIT)
                                           ----------     ----------     ----------      -----------    ----------------
BEGINNING BALANCE Feb. 28, 1999                     0     $        0     $        0      $        0      $        0

Issuance of common stock                    2,000,000            200              0               0             200
Net loss -November 30, 1999                         0              0              0               0               0
                                           ----------     ----------     ----------      ----------      ----------

BALANCE  November  30, 1999                 2,000,000            200              0               0             200

Net loss- November 30, 2000                         0              0              0               0               0
                                           ----------     ----------     ----------      ----------      ----------

BALANCE  November 30, 2000                  2,000,000            200              0               0             200

Revise common stock par value to $.001              0          1,800         (1,800)              0               0
Net loss- November 30, 2001                         0              0              0            (200)           (200)
                                           ----------     ----------     ----------      ----------      ----------

BALANCE November 30, 2001                   2,000,000          2,000         (1,800)           (200)              0

Common stock sold                           9,446,000          9,446         31,900               0          41,346
Common stock issued for services              300,000            300              0               0             300

Net loss- November 30, 2002                         0              0              0        (107,547)       (107,547)
                                           ----------     ----------     ----------      ----------      ----------

BALANCE, November 30, 2002                 11,746,000         11,746         30,100        (107,747)        (65,901)

Common stock sold                           6,525,000          6,525              0               0           6,525

Net loss- November 30, 2003                         0              0              0         (30,359)        (30,359)
                                           ----------     ----------     ----------      ----------      ----------

BALANCE, November 30, 2003                 18,271,000         18,271         30,100        (138,106)        (89,735)
Net loss- November 30, 2004                         0              0              0               0               0
                                           ----------     ----------     ----------      ----------      ----------

BALANCE, November 30, 2004                 18,271,000     $   18,271     $   30,100      ($ 138,106)     ($  89,735)
                                           ==========     ==========     ==========      ==========      ==========

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003 AND
       FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO NOVEMBER 31, 2004

                                                        FOR THE PERIOD
                                                            FEB 3                   YEAR  ENDED
                                                        (INCEPTION) TO              NOVEMBER 30
                                                          NOVEMBER 30      -----------------------------
                                                             2004               2004            2003
                                                         ------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $(138,106)        $        0       $(30,359)
Adjustments to reconcile net income
to net cash provided by operating activities:
 Stock based compensation                                      300                  0              0
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                  4,500                  0          4,500
    Increase (decrease) in accrued
     expenses-related party                                      0                  0         (4,000)
                                                         ---------         ----------       --------

Net cash provided (used) by operating activities          (133,306)                 0        (29,859)
                                                         ---------         ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities
                                                         ---------         ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable- related parties                             91,760                  0          9,213
 Proceeds from common stock                                 41,546                  0              0
                                                         ---------         ----------       --------

Net cash provided (used) by financing activities           133,306                  0          9,213
                                                         ---------         ----------       --------

Net increase (decrease) in cash                                  0                  0        (20,646)

CASH and equivalents, beginning of period                        0                  0         20,646
                                                         ---------         ----------       --------
CASH and equivalents, end of period                      $       0         $        0       $      0
                                                         =========         ==========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes                                         $       0         $        0       $      0
                                                         =========         ==========       ========
Payment of interest in cash                              $       0         $        0       $      0
                                                         =========         ==========       ========

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004

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

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         DEVELOPMENT STAGE

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 138,000

         NET EARNINGS (LOSSES) PER SHARE

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of November 30, 2004, there are no outstanding stock options or stock warrants that would have affected the computation.

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

                                                    Year ending
                                     ----------------------------------------

                                      November 30, 2004     November 30, 2003
                                     ------------------     -----------------
Statutory federal income tax rate           34%                    34%
Valuation allowance                        (34)                   (34)
Effective tax rate                           -%                     -%

The Company has a net operating loss carry forward as of November 30, 2004 of approximately $138,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004

NOTE 3 - RELATED PARTY TRANSACTIONS

A related party has been reimbursed $11,500 for rent and office expenditures made on behalf of the company during the year ended November 30, 2003.

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

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to November 30, 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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