Form 10QSB
period 2005-03-31
REAL LOGIC INC
filed 2005-09-23
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


          340 Royal Poinciana Way, Suite 326 B, Palm Beach, FL., 33480
          ------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 655-3200
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,271,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         (a) One Month ended December 31, 2004
         Balance Sheet                                                  3
         Statements of Operations                                       4
         Statements of Cash Flows                                       5

         (b) Three Months ended March 31, 2005
         Balance Sheet                                                  6
         Statements of Operations                                       7
         Statements of Cash Flows                                       8
         Notes to Consolidated Financial Statements                     9

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2004



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
                                                                          =========











     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
 FOR THE 1 MONTH ENDED DECEMBER 31, 2004 AND FOR THE PERIOD FROM JUNE 28, 1999,
                        (INCEPTION) TO DECEMBER 31, 2004


                                                             FOR THE PERIOD
                                                             JUNE 28, 1999
                                                             (INCEPTION) TO     ONE MONTH ENDED
                                                               DECEMBER 31        DECEMBER 31
                                                                  2004               2004
                                                              ------------       ------------
REVENUES                                                      $          0       $          0


OPERATING EXPENSES                                                 138,106                  0
                                                              ------------       ------------


Loss before provision for income taxes                            (138,106)                 0
Income taxes                                                             0                  0
                                                              ------------       ------------

Net income (loss)                                             $   (138,106)      $          0
                                                              ============       ============

Net income (loss) per common share, basic                               --       $       0.00
                                                              ============       ============

Weighted average number of common shares outstanding                    --         18,271,000
                                                              ============       ============













     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
             FOR THE ONE MONTH ENDED DECEMBER 31, 2004 AND 2003 AND
       FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO DECEMBER 31, 2004


                                                            FOR THE PERIOD
                                                              FEB 3, 1999        ONE MONTH
                                                            (INCEPTION) TO         ENDED
                                                              DECEMBER 31        DECEMBER 31
                                                                 2004               2004
                                                              ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $(138,106)      $       0
Adjustments to reconcile net income to net cash provided by
operating activities:
 Stock based compensation                                              300              --
 Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                          4,500               0
    Increase (decrease) in accrued expenses-related party                0               0
                                                                 ---------       ---------

Net cash provided (used) by operating activities                  (133,306)              0
                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

                                                                 ---------       ---------

Net cash provided (used) by investing activities
                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable- related parties                                     91,760               0
 Proceeds from common stock                                         41,546               0
                                                                 ---------       ---------

Net cash provided (used) by financing activities                   133,306               0
                                                                 ---------       ---------

Net increase (decrease) in cash                                          0               0

CASH and equivalents, beginning of period                                0               0
                                                                 ---------       ---------

CASH and equivalents, end of period                              $       0       $       0
                                                                 =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes                                                 $       0       $       0
                                                                 =========       =========
Payment of interest in cash                                      $       0       $       0
                                                                 =========       =========


     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2005


                                   ASSETS
CURRENT ASSETS
   Cash                                                                      $   1,269
   Prepaid Rent Expense                                                          1,295
                                                                             ---------

            Total current assets                                                 2,564
                                                                             ---------

Other Assets-Security Deposit                                                    1,900
                                                                             ---------

Total Assets                                                                 $   4,464
                                                                             =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                        $   5,100
    Loans and accrued expenses payable- related parties                         95,463
                                                                             ---------

            Total current liabilities                                          100,563
                                                                             ---------


Total Liabilities                                                              100,563
                                                                             ---------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred  stock, $0. 001 par value, 20,000,000 shares authorized;              0
    none  issued and outstanding
    Common stock, $0. 001 par value, 50,000,000 shares authorized;
    19,271,000 shares issued and outstanding                                    19,271
    Additional paid in capital                                                  79,100
    Deficit accumulated during the development stage                          (194,470)
                                                                             ---------

            Total stockholders' equity (deficit)                               (96,099)
                                                                             ---------

Total Liabilities and Stockholders' Equity (Deficit)                         $   4,464
                                                                             =========






     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS ENDED MARCH 31 2005 AND 2004 AND FOR THE PERIOD FROM
                  JUNE 28, 1999, (INCEPTION) TO MARCH 31, 2005


                                                       FOR THE PERIOD
                                                        JUNE 28, 1999
                                                       (INCEPTION) TO          THREE MONTHS ENDED
                                                           MARCH 31                MARCH 31,
                                                            2005             2005             2004
                                                        ------------     ------------     ------------
REVENUES                                                $          0     $          0     $          0


OPERATING EXPENSES                                           193,131           55,023                0
                                                        ------------     ------------     ------------

Operating loss before interest expense                      (193,131)         (55,023)               0

INTEREST EXPENSE                                               1,339            1,339                0

                                                        ------------     ------------     ------------
Loss before provision for income taxes                      (194,470)         (56,362)               0
Income taxes                                                       0                0                0
                                                        ------------     ------------     ------------

Net income (loss)                                       $   (194,470)    $    (56,362)    $          0
                                                        ============     ============     ============
Weighted average number of common shares outstanding              --       18,871,000       18,271,000
                                                        ============     ============     ============


















     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED MARCH 31 2005 AND 2004 AND FOR THE PERIOD FROM
                  JUNE 28, 1999, (INCEPTION) TO MARCH 31, 2005


                                                                FOR THE PERIOD
                                                                 FEB 3, 1999
                                                                (INCEPTION) TO     THREE MONTHS ENDED
                                                                   MARCH 31             MARCH 31
                                                                     2005         2005           2004
                                                                  ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $(194,468)    $ (56,362)    $       0
Adjustments to reconcile net income to net cash provided by
operating activities:
 Stock based compensation                                               300             0             0
 Changes in operating assets and liabilities:

    (Increase)  (decrease) in prepaid expenses                       (1,295)       (1,295)            0
    (Increase)  (decrease) in rent deposits                          (1,900)       (1,900)
    Increase (decrease) in accounts payable                           5,100           600             0
    Increase (decrease) in accrued expenses-related party             1,339         1,339             0
                                                                  ---------     ---------     ---------

Net cash provided (used) by operating activities                   (190,924)      (57,618)            0
                                                                  ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

                                                                  ---------     ---------     ---------

Net cash provided (used) by investing activities
                                                                  ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable- related parties                                     100,647         8,887             0
 Proceeds from common stock                                          91,546        50,000             0
                                                                  ---------     ---------     ---------

Net cash provided (used) by financing activities                    192,193        58,887             0
                                                                  ---------     ---------     ---------

Net increase (decrease) in cash                                       1,269         1,269             0

CASH and equivalents, beginning of period                                 0             0             0
                                                                  ---------     ---------     ---------

CASH and equivalents, end of period                               $   1,269     $   1,269     $       0
                                                                  =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes                                                  $       0     $       0     $       0
                                                                  =========     =========     =========
Payment of interest in cash                                       $       0     $       0     $       0
                                                                  =========     =========     =========





     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

         Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company had elected November 30 as its annual year-end. Effective January 1, 2005, the company changed its year end to December 31.


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

         Revenue Recognition

The Company will recognize revenue upon completion of its services to be rendered or delivery of products to its customers. The Company has not generated revenues since inception

         Interim Statements

The financial statements for the three months ending March 31, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the three months are not indicative of a full year of results

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Development Stage

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 194,000


         Net Earnings (Losses) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of March 31, 2005, there are no outstanding stock options or stock warrants that would have affected the computation.

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

                                                         Year  Ending
                                                ------------------------------
                                                November 30,       November 30,
                                                   2004               2003
                                                  ------             ------
   Statutory federal income tax rate                34%                34%
   Valuation allowance                             (34)               (34)
   Effective tax rate                               --%                --%

The Company has a net operating loss carry forward as of March 3, 2005 of approximately $194,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

NOTE 3-  LOANS AND EXPENSES PAYABLE- RELATED PARTIES

Reflects advances from major stockholders and interest commenced in January 2005. The advances have no due date. As of March 31, 2005, interest expense of $1,339 has been accrued.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 4   CAPITAL TRANSACTIONS

On August 29, 2002, the par value of common stock was changed to $.001. During the year the company sold 8,846,000 shares of common stock at par value for $8,846 and 600,000 shares of common stock for $32,700. The company issued 300,000 shares for services valued at $300. In February 2003, the company issued 6,525,000 shares of common stock at par value for $6,525 of prior advances. In January 2005, the company issued 1,000,000 shares of common stock for $50,000 ($.05 per share).

In August 2005, the company authorized three classes of warrants of 1,000,000 warrants each at a three year term. Class A at a strike price of $.50 per share, class B at a $.75 strike price and class C at a $1.00 price. The warrants are restricted for 1 year from the date of issue. No warrants were issued as of August 2005.


NOTE 5 - GOING CONCERN

 As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to March 31, 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

In January, 2005, we issued 1,000,000 shares of our common stock to a private investor for $50,000 in cash. The investor was a sophisticated investor which whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

        31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

        31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

        32     Section 1350 Certifications


(b) Reports on Form 8-K.

           On December 20, 2004, we filed a Report on Form 8-K reporting our change in accountants to DeLeon & Company, PA.

           On March 1, 2005, we filed a Report on Form 8-K reporting the relocation of our offices.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Logic, Inc.
(Registrant)

Date:    September 23, 2005                 By:   /s/ Bradford L. Tolley
                                                  ------------------------------
                                                  Bradford L. Tolley,
                                                  Chief Executive Officer