Form 10QSB
period 2005-06-30
REAL LOGIC INC
filed 2005-09-26
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,271,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



         Balance Sheet June 30, 2005                                       3

         Statements of Operations For the Six months ended
           June 30, 2005 and 2004 and for the period from
           June 28, 1999, (Inception) to June 30, 2005                     4

         Statements of Operations for the Three Months Ended
           June 30, 2005 and 2004                                          5

         Statements of Cash Flows For the Six Months Ended
           June 30, 2005 and 2004 and for the period from June 28, 1999    6

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2005



                                   ASSETS
CURRENT ASSETS
   Cash                                                                   $  22,800
                                                                          ---------

            Total current assets                                             22,800
                                                                          ---------

Other Assets-Security Deposit                                                 1,900
                                                                          ---------

Total Assets                                                              $  24,700
                                                                          =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable                                                     $   9,445
    Loans and accrued expenses payable- related parties                     109,156
                                                                          ---------

            Total current liabilities                                       118,601
                                                                          ---------


Total Liabilities                                                           118,601
                                                                          ---------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred  stock, $0. 001 par value, 20,000,000 shares authorized;           0
    none  issued and outstanding
    Common stock, $0. 001 par value, 50,000,000 shares authorized;
    20,271,000 shares issued and outstanding                                 20,271
    Additional paid in capital                                              118,100
    Deficit accumulated during the development stage                       (232,272)
                                                                          ---------

            Total stockholders' equity (deficit)                            (93,901)
                                                                          ---------

Total Liabilities and Stockholders' Equity (Deficit)                      $  24,700
                                                                          =========








     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30 2005 AND 2004 AND
         FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO JUNE 30, 2005


                                                       FOR THE PERIOD
                                                       JUNE 28, 1999
                                                      (INCEPTION) TO         SIX MONTHS ENDED
                                                          JUNE 30                JUNE 30,
                                                           2005            2005            2004
                                                       ------------    ------------    ------------
REVENUES                                               $          0    $          0    $          0


OPERATING EXPENSES                                          229,117          91,010               0
                                                       ------------    ------------    ------------

Operating loss before interest expense                     (229,117)        (91,010)              0

INTEREST EXPENSE                                              3,155           3,155               0
                                                       ------------    ------------    ------------
Loss before provision for income taxes                     (232,272)        (94,165)              0
Income taxes                                                      0               0               0
                                                       ------------    ------------    ------------

Net income (loss)                                      $   (232,272)   $    (94,165)   $          0
                                                       ============    ============    ============

Net income (loss) per common share, basic                         0    $       0.00    $       0.00
                                                       ============    ============    ============

Weighted average number of common shares outstanding              0      19,128,143      18,271,000
                                                       ============    ============    ============
















     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30 2005 AND 2004


                                                             THREE MONTHS ENDED
                                                                 JUNE 30,
                                                           2005            2004
                                                       ------------    ------------
REVENUES                                               $          0    $          0


OPERATING EXPENSES                                           35,986               0
                                                       ------------    ------------

Operating loss before interest expense                      (35,986)              0

INTEREST EXPENSE                                              1,816               0

                                                       ------------    ------------
Loss before provision for income taxes                      (37,802)              0
Income taxes                                                      0               0
                                                       ------------    ------------

Net income (loss)                                      $    (37,802)   $          0
                                                       ============    ============

Net income (loss) per common share, basic              $       0.00    $       0.00
                                                       ============    ============

Weighted average number of common shares outstanding     19,128,143      18,271,000
                                                       ============    ============











     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30 2005 AND 2004 AND
         FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO JUNE 30, 2005


                                                            FOR THE PERIOD
                                                             FEB 3, 1999
                                                            (INCEPTION) TO     SIX MONTHS ENDED
                                                                JUNE 30            JUNE 30
                                                                 2005         2005         2004
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(232,272)   $ (94,165)   $       0
Adjustments to reconcile net income to net cash provided by
operating activities:
Stock based compensation                                            300            0            0
Changes in operating assets and liabilities:

    (Increase) decrease  in prepaid expenses                          0            0            0
    (Increase)  in rent deposits                                 (1,900)      (1,900)           0
    Increase (decrease) in accounts payable                       9,445        4,945            0
    Increase (decrease) in accrued expenses-related party        14,155       14,155            0
                                                              ---------    ---------    ---------

Net cash provided (used) by operating activities               (210,272)     (76,965)           0
                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

                                                              ---------    ---------    ---------

Net cash provided (used) by investing activities
                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable- related parties                                 101,526        9,765            0
 Proceeds from common stock                                     131,546       90,000            0
                                                              ---------    ---------    ---------

Net cash provided (used) by financing activities                233,072       99,765            0
                                                              ---------    ---------    ---------

Net increase (decrease) in cash                                  22,800       22,800            0

CASH and equivalents, beginning of period                             0            0            0
                                                              ---------    ---------    ---------

CASH and equivalents, end of period                           $  22,800    $  22,800    $       0
                                                              =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of taxes                                              $       0    $       0    $       0
                                                              =========    =========    =========
Payment of interest in cash                                   $       0    $       0    $       0
                                                              =========    =========    =========


     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

The financial statements for the six and three months ending June 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not indicative of a full year of results

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Development Stage

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 232,000

         Net Earnings (Losses) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of June 30, 2005, there are no outstanding stock options or stock warrants that would have affected the computation.

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

                                                         Year Ending
                                              --------------------------------=
                                              November 30,         November 30,
                                                  2004                 2003
                                              ------------         ------------
Statutory federal income tax rate                 34%                   34%
Valuation allowance                              (34)                  (34)
Effective tax rate                                --%                   --%


The Company has a net operating loss carry forward as of June 30, 2005 of approximately $232,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

NOTE 3- LOANS AND EXPENSES PAYABLE- RELATED PARTIES

Reflects advances from major stockholders, interest commenced in January 2005. The advances have no due date. As of June 30, 2005, interest expense of $3,155 and management fees and expenses of $11,000 has been accrued

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 4 -  CAPITAL TRANSACTIONS

On August 29, 2002, the par value of common stock was changed to $.001. During the year the company sold 8,846,000 shares of common stock at par value for $8,846 and 600,000 shares of common stock for $32,700. The company issued 300,000 shares for services valued at $300. In February 2003, the company issued 6,525,000 shares of common stock at par value for $6,525 of prior advances. In January 2005, the company issued 1,000,000 shares of common stock for $50,000 ($.05 per share). In May 2005, the company issued 1,000,000 shares of common stock for $40,000 ($.04 per share).

In August 2005, the company authorized three classes of warrants of 1,000,000 warrants each at a three year term. Class A at a strike price of $.50 per share, class B at a $.75 strike price and class C at a $1.00 price. The warrants are restricted for 1 year from the date of issue. No warrants were issued as of August 2005.


NOTE 5 -  GOING CONCERN

 As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to June 30, 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

In May, 2005, we issued 1,000,000 shares of our common stock to a private investor for $40,000 in cash. The investor was a sophisticated investor which whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

        31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

        31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

        32     Section 1350 Certifications


(b) Reports on Form 8-K.

           On April 21, 2005, we filed a Report on Form 8-K reporting our change in accountants to Baum & Company, PA.

           On June 7, 2005, we filed a Report on Form 8-K reporting a change in the address of our offices.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Logic, Inc.
(Registrant)

                                                By: /s/ Bradford L. Tolley
                                                    ----------------------------
                                                Bradford L. Tolley,
                                                Chief Executive Officer


Date:    September 23, 2005