Form 10QSB
period 2005-09-30
REAL LOGIC INC
filed 2006-06-26
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                        Commission file number 000-25003

                                REAL LOGIC, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

Florida                                                               64-1045849
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

          340 Royal Poinciana Way, Suite 326 B, Palm Beach, FL., 33480
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 655-3200
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,821,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

Balance Sheet                                                              F-2

Statements of Operations                                                   F-3-4

Statements of Cash Flows                                                   F-5

Notes to Financial Statements                                              F-6-8

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005

                                   ASSETS
CURRENT ASSETS
   Cash                                                                   $  43,275

            Total current assets                                             43,275

Other Assets-Security Deposit                                                 1,900

Total Assets                                                              $  45,175
                                                                          =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                      $  18,066
    Loans and accrued expenses payable- related parties                     150,595

            Total current liabilities                                       168,661

Total Liabilities                                                           168,661

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred  stock, $0. 001 par value, 20,000,000 shares authorized;
     none issued and outstanding                                                  0
    Common stock, $0. 001 par value, 50,000,000 shares authorized;
    20,821,000 shares issued and outstanding                                 20,821
    Additional paid in capital                                              172,550
    Deficit accumulated during the development stage                       (316,856)

            Total stockholders' equity (deficit)                           (123,486)

Total Liabilities and Stockholders' Equity (Deficit)                      $  45,175
                                                                          =========

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                           FOR THE PERIOD
                                                            JUNE 28, 1999                     NINE
                                                           (INCEPTION) TO                  MONTHS ENDED
                                                            SEPTEMBER 30                   SEPTEMBER 30
                                                                2005                 2005                 2004
                                                           --------------        ------------         ------------
REVENUES                                                    $          0         $          0         $          0


OPERATING EXPENSES                                               252,013              174,156                    0

Operating loss before interest expense                          (252,013)            (174,156)                   0

INTEREST EXPENSE                                                   4,594                4,594                    0

Loss before provision for income taxes                          (316,857)            (178,750)                   0
Income taxes                                                         -0-                  -0-                  -0-

Net income (loss)                                           $   (316,857)        $   (178,750)        $          0

Net income (loss) per common share, basic                                        $       0.00         $       0.00

Weighted average number of common shares outstanding                               19,278,000           18,271,000
                                                                                 ============         ============

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30 2005 AND 2004

                                                                      MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                2005                2004
                                                            ------------         ------------
REVENUES                                                    $          0         $          0

OPERATING EXPENSES                                                82,896                    0

Operating loss before interest expense                           (82,896)                   0

INTEREST EXPENSE                                                   1,439                    0

Loss before provision for income taxes                           (84,335)                   0
Income taxes                                                         -0-                  -0-

Net income (loss)                                           $    (84,335)        $          0

Net income (loss) per common share, basic                   $       0.00         $       0.00

Weighted average number of common shares outstanding          19,278,326           18,271,000
                                                            ============         ============

    The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM
                JUNE 28, 1999, (INCEPTION) TO SEPTEMBER 30, 2005

                                                                 FOR THE PERIOD
                                                                   FEB 3, 1999                   NINE
                                                                 (INCEPTION) TO              MONTHS ENDED
                                                                  SEPTEMBER 30               SEPTEMBER 30
                                                                       2005             2005               2004
                                                                    ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $(316,857)        $(178,750)        $       0
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Stock based compensation                                                 350                50
Changes in operating assets and liabilities:

    (Increase) decrease  in prepaid expenses                                0                 0                 0
    (Increase) in rent deposits                                        (1,900)           (1,900)
    Increase (decrease) in accounts payable
                                                                       18,066            13,566                 0
    Increase (decrease) in  accrued expenses - related party           55,544            55,544

Net cash provided (used) by operating activities                     (244,797)         (111,490)                0

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable- related parties                                       101,526             5,000                 0

 Proceeds from common stock                                           186,546           145,000                 0

Net cash provided (used) by financing activities                      288,072           154,765                 0


Net increase (decrease) in cash                                        43,275            43,275                  0

CASH and equivalents, beginning of period                                   0                 0                 0
CASH and equivalents, end of period                                 $  43,275         $  43,275         $       0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes                                                    $       0         $       0         $       0
Payment of interest in cash                                         $       0         $       0         $       0
                                                                    =========         =========         =========

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND OPERATIONS

The Company was organized under the laws of the State of Florida on June 28, 1999. The Company is in the development stage. The Company is a shell whose sole purpose is to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. On October 29, 2002, the Company changed its corporate name from Xelos, Inc. to Real Logic, Inc.

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

The financial statements for the six and three months ending September 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not indicative of a full year of results

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         DEVELOPMENT STAGE

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $316,857.

         NET EARNINGS (LOSSES) PER SHARE

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of September 30, 2005, there are no outstanding stock options or stock warrants that would have affected the computation.

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

                                                                              Year ending
                                                              November 30, 2004          November 30, 2003
    Statutory federal income tax rate                                 34%                         34%
    Valuation allowance                                              (34)                        (34)
    Effective tax rate                                                 -%                          -%

The Company has a net operating loss carry forward as of September 30, 2005 of $316,857 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

NOTE 3-  LOANS AND EXPENSES PAYABLE- RELATED PARTIES

Reflects advances from major stockholders, interest commenced in January 2005. The advances have no due date. As of September 30, 2005, interest expense of $15,594 and management fees and expenses of $11,000 has been accrued.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 4   CAPITAL TRANSACTIONS

On August 29, 2002, the par value of common stock was changed to $.001. During the year the company sold 8,846,000 shares of common stock at par value for $8,846 and 600,000 shares of common stock for $32,700. The company issued 300,000 shares for services valued at $300. In February 2003, the company issued 6,525,000 shares of common stock at par value for $6,525 of prior advances. In January 2005, the company issued 1,000,000 shares of common stock for $50,000 ($.05 per share). In May 2005, the company issued 1,000,000 shares of common stock for $40,000 ($.04 per share) In July, 2005, the company issued 500,000 shares of common stock for $50,000 ( $.10 per share). In September, 2005, the company issued 50,000 shares of common stock for services valued at par value for $50.

In August 2005, the company authorized three classes of warrants of 1,000,000 warrants each at a three year term. Class A at a strike price of $.50 per share, class B at a $.75 strike price and class C at a $1.00 price. The warrants are restricted for 1 year from the date of issue. No warrants were issued as of September 2005.

NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to September 30, 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

We do not expect to incur any expense for research and development, nor for the acquisition of any significant assets, until such time as we have located a suitable company with which to combine. We currently have no employees and do not expect to hire any employees until such time as an agreement has been reached for a business combination. We are currently utilizing part time personnel and business consultants as the need arises.

On September 1, 2005, we entered into a Merger Agreement with Timber Property, Inc., a
Delaware corporation. Pursuant to
the merger, the Company is the surviving entity and the shareholders of Timber Property will receive a total of 871,080 shares of the Company's common stock, representing approximately 4.5% of the Company's outstanding stock. The shares will be restricted stock and have not been issued. Prior to the merger, our principal, Bradford L. Tolley, held approximately 86% of the stock of Timber Property, which he acquired approximately three years ago. At that time, Timber Property was a newly formed entity whose assets consisted of various securities holdings. The assets were transferred out of Timber Property in connection with the sale of a controlling interest to Mr. Tolley.

The Merger is an important step for us because Timber Property has 1,085 shareholders, who will become shareholders of Real Logic. We have been preparing to become publicly traded, and one of the requirements to be met is to have a sufficient number of shareholders. This merger is intended to fulfill that requirement.

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

There have been no significant changes in the Company's internal controls or other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION

ITEM 1.  UNREGISTERED SALES OF EQUITY SECURITIES

In July, 2005, we issued 500,000 shares of our common stock to a private investor for $50,000 in cash. The investor was a sophisticated investor with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933

In September, 2005, we issued 50,000 shares of our common stock to an international solicitor as appreciation for services. A restrictive legend was placed on the share certificate and the issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

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

         31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

         31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

         32    Section 1350 Certifications

(b) Reports on Form 8-K.

         On August 11, 2005, we filed a Report on Form 8K reporting that we had changed our fiscal year to December 31.

         On September 9, 2005, we filed a Report on Form 8K reporting that we had entered into a definitive Merger Agreement with Timber Property.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Logic, Inc.
(Registrant)

Date: June 26, 2006                             By: /s/ Bradford L. Tolley
                                                    -------------------------
                                                        Bradford L. Tolley,
                                                        Chief Executive Officer