Form 10QSB/A
period 2005-09-30
REAL LOGIC INC
filed 2006-07-12
CIK 1126533

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,871,000


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

Balance Sheet                                                              2

Statements of Operations                                                   3-4

Statements of Cash Flows                                                   5

Notes to Financial Statements                                              6-9

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                               SEPTEMBER 30, 2005

                                   ASSETS
CURRENT ASSETS
   Cash                                                                   $  43,275
                                                                          ---------

            Total current assets                                             43,275
                                                                          ---------

Other Assets-Security Deposit                                                 1,900
                                                                          ---------

Total Assets                                                              $  45,175
                                                                          =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                      $  18,066
    Loans and accrued expenses payable-related parties                      110,595
                                                                          ---------

            Total current liabilities                                       128,661
                                                                          ---------


Total Liabilities                                                           128,661
                                                                          ---------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred  stock, $0.001 par value, 20,000,000 shares authorized;
     none  issued and outstanding                                                 0
    Common stock, $0.001 par value, 50,000,000 shares authorized;
     21,871,000 shares issued and outstanding                                21,871
    Additional paid in capital                                              214,500
    Deficit accumulated during the development stage                       (319,857)


            Total stockholders' equity (deficit)                            (83,486)
                                                                          ---------

Total Liabilities and Stockholders' Equity (Deficit)                      $  45,175
                                                                          =========


     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30 2005 AND 2004 AND FOR THE PERIOD
              FROM JUNE 28, 1999, (INCEPTION) TO SEPTEMBER 30, 2005



                                                       FOR THE PERIOD              NINE
                                                        JUNE 28, 1999          MONTHS ENDED
                                                       (INCEPTION) TO          SEPTEMBER 30,
                                                        SEPTEMBER 30,  ----------------------------
                                                           2005             2005           2004
                                                       ------------    ------------    ------------

REVENUES                                               $          0    $          0    $          0


OPERATING EXPENSES                                          315,263         177,156               0
                                                       ------------    ------------    ------------

Operating  loss before interest expense                    (315,263)       (177,156)              0

INTEREST EXPENSE                                              4,594           4,594               0

                                                       ------------    ------------    ------------
Loss before provision for income taxes                     (319,857)       (181,750)              0
                                                       ------------    ------------    ------------
Income taxes                                                    -0-             -0-             -0-
                                                       ------------    ------------    ------------

Net Income (loss)                                      $   (319,857)   $   (181,750)   $          0


Net income (loss) per common share, basic                              $      (0.01)   $       0.00
                                                                       ============    ============

Weighted average number of common shares outstanding                     19,441,000      18,271,000
                                                                       ============    ============

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                   THREE
                                                                MONTHS ENDED
                                                                SEPTEMBER 30,
                                                       ----------------------------
                                                            2005           2004
                                                       ------------    ------------
REVENUES                                               $          0    $          0


OPERATING EXPENSES                                           86,146               0
                                                       ------------    ------------

Operating  loss before interest expense                     (86,146)              0

INTEREST EXPENSE                                              1,439               0

                                                       ------------    ------------
Loss before provision for income taxes                      (87,585)              0
Income taxes                                                    -0-             -0-
                                                       ------------    ------------

Net income (loss)                                      $    (87,585)   $          0
                                                       ============    ============

Net income (loss) per common share, basic              $       0.00    $       0.00
                                                       ============    ============

Weighted average number of common shares outstanding     20,706,000      18,271,000
                                                       ============    ============



     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30 2005 AND 2004 AND FOR THE PERIOD FROM JUNE 28,
                       1999, (INCEPTION) TO JUNE 30, 2005


                                                                      FOR THE PERIOD         NINE
                                                                      JUNE 28, 1999      MONTHS ENDED
                                                                     (INCEPTION) TO      SEPTEMBER 30,
                                                                       SEPTEMBER 30, ----------------------
                                                                           2005        2005         2004
                                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                       $(319,857)   $(181,750)   $       0
Adjustments to reconcile net income to net cash provided by operating activities:
 Stock based compensation                                                   3,300        3,000
Changes in operating assets and liabilities:

    (Increase) decrease  in prepaid expenses                                    0            0            0
    (Increase)  in rent deposits                                           (1,900)      (1,900)
    Increase (decrease) in accounts payable                                18,066       13,566            0
    Increase (decrease) in accrued expenses-related party                  15,594       15,594            0
                                                                        ---------    ---------    ---------

Net cash provided (used) by operating activities                         (284,797)    (151,490)           0
                                                                        ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities
                                                                        ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Loans Payable-related parties                                            101,526        9,765            0
 Proceeds from common stock                                               226,546      185,000            0
                                                                        ---------    ---------    ---------

Net cash provided (used) by financing activities                          328,072      194,765            0
                                                                        ---------    ---------    ---------

Net increase (decrease) in cash                                            43,275       43,275            0

CASH and equivalents, beginning of period                                       0            0            0
                                                                        ---------    ---------    ---------

CASH and equivalents, end of period                                     $  43,275    $  43,275    $       0
                                                                        =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Payment of taxes                                                        $       0    $       0    $       0
                                                                        =========    =========    =========
Payment of interest in cash                                             $       0    $       0    $       0
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

The financial statements for the nine and three months ending September 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not indicative of a full year of results

                                REAL LOGIC, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEVELOPMENT STAGE

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 321,000

NET EARNINGS (LOSSES) PER SHARE

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

                                                       Year ending
                                       -----------------------------------------
                                       November 30, 2004       November 30, 2003
                                       -----------------       -----------------
Statutory federal income tax rate            34%                      34%
Valuation allowance                          (34)                     (34)
Effective tax rate                            -%                       -%

The Company has a net operating loss carry forward as of September 30, 2005 of approximately $321,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

NOTE 3 - LOANS AND EXPENSES PAYABLE- RELATED PARTIES

Reflects advances from major stockholders, interest commenced in January 2005. The advances have no due date. As of September 30, 2005, interest expense of $ 4,594 for the year been accrued and $ 38,819 in management fees and services has been paid.

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

In January 2005, the company issued 1,000,000 shares of common stock for $50,000 ($.05 per share). In May 2005, the company issued 1,000,000 shares of common stock for $40,000 ($.04 per share). In July 2005, the company issued 550,000 shares of common stock for $55,000 ($.10 per share). In September 2005, the company sold 1,000,000 shares of common stock for $40,000 ($.04 per share)and issued 50,000 restricted shares valued at $3,000 for services.

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

NOTE 6 - SUBSEQUENT EVENT

In September 2005, the company entered into a Merger agreement with Timber Property Inc., a shell corporation. The closing and effective date of the transaction is October 25, 2005. The principle stockholder of Timber Property is the principle stockholder of the company. The agreement is for Timber to be merged into the company concurrent with the issuance of 871,080 restricted shares of the company's common stock valued at par ($ 871).

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization, or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have an impact on its financial condition or results of operations.

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

                          PART II - OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

In July 2005, we issued 550,000 shares of our common stock to two private investors for $55,000 in cash. The investors were sophisticated investors with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investors were provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

In September 2005, we issued 1,000,000 shares of our common stock to a private investor for $40,000 in cash. The investor was a sophisticated investor and an existing shareholder of the Company with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificate. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

In September 2005, we issued 50,000 shares of our common stock to an international solicitor as appreciation for services provided to the Company. A restrictive legend was placed on the share certificate and the issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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


         10 Merger Agreement dated September 1, 2005 between the Company and Timber Property, Inc.


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

                                               Real Logic, Inc.
                                               (Registrant)

Date: July 7, 2006                             By: /s/ Bradford L. Tolley
                                                    -------------------------
                                                        Bradford L. Tolley,
                                                        Chief Executive Officer