Form 10KSB
period 2005-12-31
REAL LOGIC INC
filed 2006-08-16
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005
                                -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________________ to _____________

              Commission file number 000-25003
                                     ---------
                        Real Logic, Inc.
            -------------------------------------
           (Name of small business issuer in its charter)

           Florida                                     64-1045849
           -------                                     ----------
    (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)

  340 Royal Poinciana Way , Suite 326 B                    33480
-------------------------------------------                -----
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

                         YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [X] No [ ]

Our revenues for the most recent fiscal year were $0.

The aggregate market value of our common stock held by non-affiliates was $757,795 as of June 30, 2006, based on the most recent price at which the common stock was sold in an arms length transaction.

The number of outstanding shares of our common stock on June 30, 2006 was 23,077,080.

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

Item 1. Business

Real Logic, Inc. was incorporated in the state of Florida on June 28, 1999. Since inception until recently, our primary activity has been to locate and acquire an operating company. In order to increase our attractiveness to potential acquisition targets, on December 4, 2000, we voluntarily filed a Form 10-SB with the Securities and Exchange Commission, thereby becoming a publicly reporting company. On October 29, 2001, we changed our name from Xelos, Inc. to Real Logic, Inc. In September 2005, we entered into a Merger Agreement with Timber Property, Inc., a shell company with over 1,000 shareholders. Our principal, Bradford L. Tolley, had acquired approximately 86% of Timber Property in 2002. Upon effectiveness of the merger with Timber Property, we were a publicly reporting company with over 1,000 shareholders, and we were ready to acquire one or more businesses or products and then commence public trading of our stock.

In the fourth quarter of 2005, our management decided that the company would focus on the Alternative Transportation Industry. We have therefore focused our recent efforts on locating and acquiring alternative personal transportation vehicles that we feel are worthy of design and development support, or are ready to be brought to market. These vehicles include off-road vehicles for areas of the world in which paved roads are scarce, and vehicles powered by alternative energy sources, such as electric and solar power.

After extensive searching, due diligence, discussions and negotiations, in June 2006 we reached an agreement to acquire 60% of a company which has in development a prototype gasoline-powered vehicle for on or off-road use. The vehicle is designed to be a lightweight vehicle with minimal fuel consumption, while carrying multiple persons and achieving speeds of up to 70 miles per hour. To implement the acquisition agreement, we have formed a new subsidiary, Duncan Motor Company, which is 60 % owned by us, and which will be managed by the developer of the vehicle. We intend to raise the additional capital required to fund the remaining design and testing of the vehicle, and any offshoots of that product, and then to bring the vehicle to market, with a particular emphasis on third world markets. The purchase price for this acquisition was 125,000 shares of our common stock, along with our commitment to use our best efforts to raise the capital needed for the venture.

In order to provide manufacturing capability for the Duncan Motor Company vehicles, we are currently negotiating to acquire a certain fabrication and manufacturing company which has experience in building vehicles of a similar type. We hope to have an agreement for this acquisition in the near future.

We are also in negotiation to acquire the rights to market and sell various alternative fuel vehicles, with a view primarily to marketing those vehicles in the third world as part of a line of vehicles fulfilling a range of transportation needs.

Item 2. Property

We own no real estate. Our offices are located at 340 Royal Poinciana Way, Suite 326 B, Palm Beach, FL., 33480. We pay rent of approximately $2,200 per month for our offices. We believe this space will be adequate for our needs for the foreseeable future.

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

Holders of Record

As of June 30, 2006, we had approximately 1,100 shareholders of our common stock, which is the only class of stock which we have outstanding.

Dividend Policy

We have never paid cash dividends on our Common Stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company.

Item 6. Management's Discussion and Analysis or Plan of Operations.

Plan of Operations

We are a development stage company as defined in the Statement of Financial Accounting Standards No. 7. We have had no operations since incorporation. We are seeking to acquire one or more operating businesses through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings or other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, and the use of one or more world-wide websites and similar methods. Our management may engage in such solicitation directly or may employ one or more entities to conduct or assist in such solicitation. The Company and/or any entity with which the Company enters into a business combination may pay referral fees to consultants and others who refer target businesses for mergers into public companies. Such payments would be made only if a business combination occurs and may consist of cash or a portion of the stock in the resulting company. Our management decided during the fourth quarter of 2005 that the company would focus on building an Alternative Transportation Industry Division. We have therefore focused our recent efforts on locating and acquiring alternative personal transportation vehicles that we feel are worthy of design and development support, or are ready to be brought to market. These vehicles include off-road vehicles for areas of the world in which paved roads are scarce, and vehicles powered by alternative energy sources, such as electric and solar power.

As of December 31, 2005, the Company's accumulated deficit was $359,020 and we had a working capital deficit of $83,337. Until we can acquire an operating business, and achieve profitable operation, we will be dependant upon funding from our principal shareholder, Bradford L.Tolley.

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

OUR SUCCESS DEPENDS IN LARGE PART UPON THE EFFORTS OF A SMALL NUMBER OF PERSONS WHO SERVE ON OUR BOARD AND AS MANAGEMENT. We have only a limited number of persons fulfilling our management responsibilities. The loss of the services of any of our directors or officers could hurt our abilito to execute our business plan. We have not obtained key man life insurance on any of our officers or directors.

CONCENTRATION OF OWNERSHIP MAY REDUCE THE CONTROL BY OTHER SHAREHOLDERS. Our President, Bradford L. Tolley, owns approximately 66% of our outstanding stock. As a result, other investors in our common stock will not have a significant influence on corporate decision-making.

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

WE DO NOT ANTICIPATE PAYING DIVIDENDS TO COMMON STOCKHOLDERS IN THE FORESEEABLE FUTURE. We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. We expect to use all of our funds generated by operations for reinvestment in our operating activities.

Item 7.  Financial Statements

Financial statements and supplementary data are set forth on pages F-1 through F-8.

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

Name                    Age                   Position
----                    ---                   --------
Michael Posner          45                   President, Director
Bradford L. Tolley      41                   Chief Executive Officer,
                                             Secretary, Treasurer, Director
William Meade           34                   Vice President
Gerfried Mueller        62                   Director

Michael Posner has been President of the Company since August 2001. Mr. Posner is a practicing attorney and has been a shareholder in the law firm of Ward, Damon, & Posner since 1989.

Bradford L. Tolley has been Chief Executive Officer, Secretary and Treasurer of the Company since August 2001. For the past 10 years, Mr. Tolley has been founder and President of Tolley Investments, Inc., an investment services company.

Gerfried Mueller is a retired businessman with a PhD in International Business. Dr. Mueller has served as a Director of the Company since his appointment in July, 2005. Dr. Mueller holds an undergraduate degree from the University of Munich, as well as PhD degree and a Medical degree from University of Zurich, Switzerland. Dr. Mueller's career specialized in developing and manufacturing high-tech medical equipment that is currently being sold in Europe.

William Meade has been Vice President of the Company since June 30, 2006. Mr. Meade is a licensed attorney, and also holds an MBA in international finance. Mr. Meade has previous experience as a senior equity and convertible bond analyst for a lead money management/hedge fund firm, and has also worked as a Senior Quantitative Analyst for an independent equity research firm.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of the Company's Common Stock that were beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock, all as of June 30, 2006. Each of the shareholders listed below has voting and investment power over the shares beneficially owned. As of June 30, 2006, there were issued and outstanding 23,077,080 shares of the Company's common stock.

Name and address of                        Shares            Percent
Beneficial Owner                     Beneficially Owned      of Class
-------------------                  ------------------      --------
Bradford L. Tolley                       15,249,129            66.1%
326 B Royal Poinciana Way
Palm Beach, FL 33480

Michael Posner                              250,000             1.1%
4420 Beacon Circle
West Palm Beach, FL 33407

Gerfried Mueller                                  0               0%
326 B Royal Poinciana Way
Palm Beach, FL 33480

William Meade                                     0               0%
326 B Royal Poinciana Way
Palm Beach, FL 33480

Lang Family Trust                         2,500,000            10.8%
326 B Royal Poinciana Way
Palm Beach, FL 33480

Elena Golanova                            2,250,000             9.7%
176 Melios Drive
Jupiter, FL 33477

All Officers and Directors               15,499,129            67.2%
as a group (4 persons)

Equity Compensation Plans

We have not adopted any equity compensation plans, and have no securities authorized for issuance under any such plan.

Item 12. Certain Relationships and Related Party Transactions

Bradford L. Tolley and/or entities controlled by him have lent us money from time to time in order to fund our operations. The total amount we owed to Mr. Tolley was and/or his affiliates was $49,963 as of December 31, 2005. Beginning in September 2005, we pay or accrue $10,000 per month to Tolley Investments, Inc., an affiliate of Mr. Tolley, for consulting and investment banking services, and for various furniture, equipment and miscellaneous personnel services provided by Tolley Investments.

Item 13. Exhibits

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32   Section 1350 Certifications

Item 14. Principal Accountant Fees and Services.

AUDIT FEES.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $ 3,000 for the fiscal year ended November 30, 2004, and $10,665 for the fiscal year ended December 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Logic, Inc.


Date:       August 15, 2006               By: /s/ Bradford L. Tolley
                                          --------------------------
                                          Bradford L. Tolley
                                          Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Bradford L. Tolley
--------------------------
Bradford L. Tolley,
Director, Chief Executive Officer and
Treasurer (principal financial officer)
Date: August 15, 2006

By: /s/Michael Posner
---------------------
Michael Posner, Director
Date: August 15, 1006

                              BAUM & COMPANY, P.A.
                          1515 UNIVERSITY DR. SUITE 226
                             CORAL SPRINGS FL 33071

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Real Logic Inc.
(A Development Stage Company)
Palm Beach, Florida

We have audited the accompanying balance sheet of Real Logic Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2005, November 30, 2004 and for the month ending December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Logic Inc (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005, November 30, 2004 and for the month ending December 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has experience a loss since inception in 1999. The Company's financial position and operating results raise substantial doubts about its ability to continue a going concern.. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Coral Springs, Florida
August 8, 2006

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                   ASSETS
CURRENT ASSETS
   Cash                                                                  $   5,015
                                                                         ---------

            Total current assets                                             5,015

Other Assets-Security Deposit                                                1,900
                                                                         ---------

Total Assets                                                             $   6,915
                                                                         =========
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                    $  32,362
     Loans payable-related parties
                                                                            49,963
     Accrued expenses payable-related parties
                                                                             6,027
                                                                         ---------

            Total current liabilities                                       88,352
                                                                         ---------

Total Liabilities                                                           88,352
                                                                         ---------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred  stock, $0. 001 par value,
      20,000,000 shares authorized;
      none issued and outstanding                                                0
    Common stock, $0. 001 par value,
      50,000,000 shares authorized;
      22,944,580 shares issued and outstanding                              22,945
    Additional paid in capital                                             254,638
    Deficit accumulated during the development stage                      (359,020)
                                                                         ---------
            Total stockholders' equity (deficit)                           (81,437)
                                                                         ---------
Total Liabilities and Stockholders' Equity (Deficit)                     $   6,915
                                                                         =========

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                     CUMULATIVE FROM
                                                    DATE OF INCEPTION                      FOR THE ONE MONTH
                                                     (JUNE 28, 1999)       YEAR ENDED        PERIOD ENDED       YEAR ENDED
                                                     TO DECEMBER 31,      DECEMBER 31,        DECEMBER 31,     NOVEMBER 30,
                                                          2005                2005                2004             2004
                                                    -----------------     ------------     -----------------   ------------
REVENUES                                                        $0                $0                   $0               $0


OPERATING EXPENSES                                         352,993           206,175                    0                0
                                                         ---------        ----------           ----------       ----------

Operating loss before interest expense                    (352,993)         (206,175)                   0                0

INTEREST EXPENSE                                             6,027             6,027                    0                0
                                                         ---------        ----------           ----------       ----------

Loss before provision for income taxes                    (359,020)         (212,202)                   0                0
Income taxes                                                   -0-               -0-                  -0-              -0-
                                                         ---------        ----------           ----------       ----------

Net income (loss)                                        $(359,020)        $(212,202)                  $0               $0
                                                         ---------        ----------           ----------       ----------

Net income (loss) per common share, basic
and diluted                                                                   $(0.01)               $0.00            $0.00
                                                                          ==========           ==========       ==========

Weighted average shares of common stock
outstanding-basic and diluted                                             19,834,300           18,271,000       18,271,000
                                                                          ==========           ==========       ==========

     The accompanying notes are an integral part of the financial statements

                                             REAL LOGIC, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                              TOTAL
                                                           COMMON         ADDITIONAL                       STOCKHOLDERS'
                                         NUMBER OF         STOCK            PAID-IN        ACCUMULATED        EQUITY
                                          SHARES           AMOUNT           CAPITAL          DEFICIT         (DEFICIT)
                                        -----------      -----------      -----------      -----------     -------------
BEGINNING BALANCE Feb. 18, 1999                   0      $         0      $         0      $         0      $         0

Issuance of common stock                  2,000,000              200                0                0              200
Net loss-November 30, 1999                        0                0                0                0                0
                                        -----------      -----------      -----------      -----------      -----------

BALANCE,  November 30, 1999               2,000,000              200                0                0              200

Net loss-November 30, 2000                        0                0                0                0                0
                                        -----------      -----------      -----------      -----------      -----------

BALANCE,  November 30, 2000               2,000,000              200                0                0              200

Revise common stock par value                     0            1,800           (1,800)               0                0
Net loss-November 30, 2001                        0                0                0             (200)            (200)
                                        -----------      -----------      -----------      -----------      -----------

BALANCE,  November 30, 2001               2,000,000            2,000           (1,800)            (200)               0

Common stock sold                         9,446,000            9,446           31,900                0           41,346
Common stock issued for services            300,000              300                0                0              300

Net loss-November 30, 2002                        0                0                0         (107,548)        (107,548)
                                        -----------      -----------      -----------      -----------      -----------

BALANCE,  November 30, 2002              11,746,000           11,746           30,100         (107,748)         (65,902)

Common stock sold                         6,525,000            6,525                0                0            6,525

Net loss-November 30, 2003                        0                0                0          (30,359)         (30,359)
                                        -----------      -----------      -----------      -----------      -----------

BALANCE,  November 30, 2003              18,271,000           18,271           30,100         (138,107)         (89,736)

Net loss-November 30, 2004                        0                0                0                0                0
BALANCE,  November 30, 2004              18,271,000           18,271           30,100         (138,107)         (89,736)

Net loss-December 31, 2004                        0                0                0                0                0
                                        -----------      -----------      -----------      -----------      -----------

BALANCE,  December 31, 2004              18,271,000           18,271           30,100         (138,107)         (89,736)

Common Stock Sold for Cash                3,752,500            3,753          213,748          217,501
Common Stock Issued for Services             50,000               50            2,950            3,000
Common stock issued for acquisition         871,080              871            7,840           (8,711)               0
Net Loss-December 31, 2005                 (212,202)        (212,202)
                                        -----------      -----------      -----------      -----------      -----------

BALANCE, December 31, 2005               22,944,580      $    22,945      $   254,638      $  (359,020)     $   (81,437)
                                        ===========      ===========      ===========      ===========      ===========

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                          FOR THE
                                                         CUMULATIVE FROM    TWELVE      FOR THE ONE      FOR THE
                                                        DATE OF INCEPTION   MONTHS      MONTH PERIOD  TWELVE MONTHS
                                                         (JUNE 28, 1999)     ENDED          ENDED         ENDED
                                                         TO DECEMBER 31,  DECEMBER 31,   DECEMBER 31,  NOVEMBER 30,
                                                               2005          2005            2004          2004
                                                            ---------      ---------      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $(359,020)     $(212,202)     $       0     $       0
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Stock based compensation                                       3,300          3,000              0             0
 Accumulated loss of acquisition                                8,711              0
 Changes in operating assets and liabilities:

  (Increase)  in rent deposits                                 (1,900)        (1,900)             0             0
  Increase (decrease) in accounts payable                      32,362         27,862              0             0
  Increase (decrease) in accrued expenses-related party         6,027          6,027              0             0
                                                            ---------      ---------      ---------     ---------

Net cash provided (used) by operating activities             (310,520)      (177,213)             0             0
                                                            ---------      ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable Proceeds- related parties                      103,260         11,500              0             0
 Loans Payable Repayments- related parties                    (46,773)       (46,773)
 Proceeds from sale of common stock                           259,048        217,501              0             0
                                                            ---------      ---------      ---------     ---------

Net cash provided (used) by financing activities              315,535        182,228              0             0
                                                            ---------      ---------      ---------     ---------

Net increase (decrease) in cash                                 5,015          5,015              0             0

CASH and equivalents, beginning of period                           0              0              0             0
                                                            ---------      ---------      ---------     ---------

CASH and equivalents, end of period                         $   5,015      $   5,015      $       0     $       0
                                                            =========      =========      =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes                                            $       0      $       0      $       0     $       0
                                                            =========      =========      =========     =========
Payment of interest in cash                                 $       0      $       0      $       0     $       0
                                                            =========      =========      =========     =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services                                   $   3,300      $   3,000      $       0     $       0
                                                            =========      =========      =========     =========

Stock Issued for Acquisition of Timber Property, Inc.       $   8,711      $   8,711      $       0     $       0
                                                            =========      =========      =========     =========

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

            Organization and Operations

The Company was organized under the laws of the State of Florida on June 28, 1999. The Company is in the development stage. The Company is a "shell" whose sole purpose is to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. On October 29, 2002, the Company has changed its corporate name from Xelos, Inc. to Real Logic Inc.

            Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected December 31 as it's annual year-end.

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

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $359,000.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Net Earnings (Loss) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of December 31, 2005, there are no outstanding stock options or stock warrants that would have affected the computation.

            Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

            PROPERTY AND EQUIPMENT

Property and equipment when acquired will be stated at cost. Depreciation and amortization will be provided using the straight-line method over the estimated economic lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses for the year ending December 31, 2005 of approximately
$212,000, and cumulatively since inception, for the period February 3, 1999 to December 31, 2005 of approximately $359,000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business and acquire other businesses. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109,deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

                                               YEAR ENDING
                                ---------------------------------------
                                  DECEMBER 31, 2005    NOVEMBER 30, 2004
                                  ------------------   -----------------
Statutory federal income tax rate           34%               34%
Valuation allowance                        (34)              (34)
Effective tax rate                           -%                -%

The Company has a net operating loss carry forward as of December 31, 2005 of approximately $350,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

A related party has been paid $ 79,819 for professional services made on behalf of the company during the year ended December 31, 2005.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 5 - LOANS PAYABLE RELATED PARTIES

Reflects advances from major stockholders, no due date, and unsecured. Interest commenced accruing at January 1, 2005 at 7%.

NOTE 6 - CAPITAL TRANSACTIONS

On August 29, 2002, the par value of common stock was changed to $.001. During the year the company sold 8,846,000 shares of common stock at par value for $8,846 and 600,000 shares of common stock for $32,700. The company issued 300,000 shares for services valued at $300. In February 2003, the company issued 6,525,000 shares of common stock at par value for $6,525 of prior advances. In Year 2004, there were no capital transactions. In 2005, the company sold, to various investors, 3,752,500 shares of common stock for $217,500. The company issued 50,000 shares for services valued at $3,000. On September 9, 2005, the company issued 871,080 shares to the Timber Property Shareholders upon the merger of Timber Property, Inc., into Real Logic, Inc.

NOTE 7 - ACQUISITION

On September 9, 2005, the company entered into a Merger Agreement with Timber Property, Inc., a shell corporation that has 1,085 shareholders. The principle stockholder of Timber Property is the principle stockholder of the company. 871,000 shares were issued to the Timber Property shareholders, per the terms of the merger.

NOTE 8 - LEASE COMMITMENTS

The company rents office space in Palm Beach Florida, under a lease that commenced in March 2005 and expires in March 2007. The rent and CAM expenses for 2005 was $20,335. Future lease expenses are approximately $ 25,560 in 2006 and $6,390.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS,

In November 2005, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2005, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2005, the FASB issued SFAS No. 123 (R) Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We believe SFAS No. 123(R) may have a material impact on financial statements at such time as options are issued.

In February 2006 the Financial Accounting Standards Board issued Statement No. 155 ("SFAS No 155"), "Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.