Form 10QSB
period 2006-03-31
REAL LOGIC INC
filed 2006-08-31
CIK 1126533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2006
                 ---------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                        Commission file number 000-25003
                                               ---------

                                REAL LOGIC, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

Florida                                                               65-1045849
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

340 Royal Poinciana Way, Suite 326 B, Palm Beach, FL., 33480
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 833-9808
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,077,080 shares as of June 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                          INDEX TO FINANCIAL STATEMENTS

Balance Sheet                                                                 3

Statements of Operations                                                      4

Statements of Cash Flows                                                      5

Notes to Financial Statements                                                 6

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2006

                                   ASSETS
CURRENT ASSETS
   Cash                                                                    $       0

            Total current assets                                                   0

Other Assets-Security Deposit                                                  1,900
                                                                           ---------

Total Assets                                                               $   1,900
                                                                           =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                       $  49,000
    Cash Overdraft                                                                71
    Loans and accrued expenses payable- related parties                       59,859
                                                                           ---------

            Total current liabilities                                        108,930

Total Liabilities                                                            108,930
                                                                           ---------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred  stock, $0. 001 par value, 20,000,000 shares authorized;
    none  issued and outstanding                                                   0
    Common stock, $0. 001 par value, 50,000,000 shares authorized;
    23,044,580 shares issued and outstanding                                  23,045
    Additional paid in capital                                               279,538
    Deficit accumulated during the development stage                        (409,613)
                                                                           ---------

            Total stockholders' equity (deficit)                            (107,030)
                                                                           ---------

Total Liabilities and Stockholders' Equity (Deficit)                       $   1,900
                                                                           =========

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                             Cumulative from
                                                            date of inception        For the three          For the three
                                                             (June 28, 1999)          months ended           months ended
                                                               to March 31,             March 31,              March 31,
                                                                   2006                   2006                   2005
                                                            -----------------        -------------          -------------
REVENUES                                                       $          0           $          0           $          0

OPERATING EXPENSES                                                  402,718                 49,725                 55,023
                                                               ------------           ------------           ------------

Operating loss before interest expense                             (402,718)               (49,725)               (55,023)

INTEREST EXPENSE                                                      6,895                    868                  1,339
                                                               ------------           ------------           ------------

Loss before provision for income taxes                             (409,613)               (50,593)               (56,362)
Income taxes                                                            -0-                    -0-                    -0-
                                                               ------------           ------------           ------------

Net income (loss)                                              $   (409,613)          $    (50,593)          $    (56,362)
                                                               ============           ============           ============

Net income (loss) per common share, basic and diluted                                 $       0.00           $       0.00
                                                                                      ============           ============

Weighted average number of common shares outstanding-
basic and diluted                                                                       23,039,024             18,871,000
                                                                                      ============           ============

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31 2006 AND 2005
      AND FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO MARCH 31, 2006

                                                                Cumulative from
                                                               date of inception    For the three        For the three
                                                                (June 28, 1999       months ended         months ended
                                                                  to March 31,         March 31,            March 31,
                                                                     2006                2006                 2005
                                                               -----------------    -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $(409,613)          $ (50,593)          $ (56,362)
Adjustments to reconcile net income to net cash
provided by operating activities:
 Stock based compensation                                              3,300                   0                   0
 Accumulated Loss of Acquisition                                       8,711                   0                   0
Changes in operating assets and liabilities:

    (Increase) decrease  in prepaid expenses                               0                   0              (1,295)
    (Increase)  in rent deposits                                      (1,900)                  0              (1,900)
    Increase (decrease) in accounts payable                           49,000              16,639                 600
    Increase (decrease) in accrued expenses-related party              6,895                 868               1,339
                                                                   ---------           ---------           ---------
Net cash provided (used) by operating activities                    (343,607)            (33,086)            (57,618)
                                                                   ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans Payable Proceeds-related parties                              106,260               3,000               8,887
 Loans Payable Repayments-related parties                            (53,296)                  0                   0
 Proceeds from common stock                                          290,572              25,000              50,000
                                                                   ---------           ---------           ---------
Net cash provided (used) by financing activities                     343,536              28,000              58,887
                                                                   ---------           ---------           ---------
Net increase (decrease) in cash                                          (71)             (5,086)              1,269
CASH and equivalents, beginning of period                                  0               5,015                   0
                                                                   ---------           ---------           ---------
CASH and equivalents, end of period                                $     (71)          $     (71)          $   1,269
                                                                   =========           =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes                                                   $       0           $       0           $       0
                                                                   =========           =========           =========
Payment of interest in cash                                        $       0           $       0           $       0
                                                                   =========           =========           =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock Issued for Services                                          $   3,300           $       0           $       0
                                                                   =========           =========           =========
Stock Issued for Acquisition of Timber Property, Inc.              $   8,711           $       0           $       0
                                                                   =========           =========           =========

     The accompanying notes are an integral part of the financial statements

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

The Company was organized under the laws of the State of Florida on June 28,1999. The Company is in the development stage. The Company is a "Development Company" whose sole purpose is to develop its prototype alternative transportation vehicle and continue to make other acquisition with unidentified private entities.

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

REVENUE RECOGNITION

The Company will recognize revenue upon completion of its services to be rendered or delivery of products to its customers. The Company has not generated revenues since inception

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTERIM STATEMENTS

The financial statements for the three months ending March 31, 2006 and 2005 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not indicative of a full year of results

DEVELOPMENT STAGE

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 409,000.

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

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period January 1, 2006 to March 31, 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the years ending December 31, 2005 and 2004, effective income tax rates are:
                                                Year ending
                                   --------------------------------------
                                   December 31, 2005    November 30, 2004
                                   -----------------    -----------------
Statutory federal income tax rate           34%                    34%
Valuation allowance                        (34)                   (34)
Effective tax rate                           -%                     -%

The Company has a net operating loss carry forward as of March 31, 2006 of approximately $409,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

NOTE 4 - LOANS AND EXPENSES PAYABLE- RELATED PARTIES

Reflects advances from major stockholders, interest expenses at 7% commenced in January 2005. The advances have no due date. For the three months ending March 31, 2006 interest expense of $ 868 and management fees and services of $30,000 has been accrued.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 5 - CAPITAL TRANSACTIONS

In January, 2006, we issued 100,000 shares of our common stock to a private investor for $25,000 in cash.

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

In August 2005, the company authorized three classes of warrants of 1,000,000 warrants each at a three year term. Class A at a strike price of $.50 per share, class B at a $.75 strike price and class C at a $1.00 price. The warrants are restricted for 1 year from the date of issue. No warrants were issued as of March 31, 2006.

NOTE 6 - ACQUISITION

On September 9, 2005, the company entered into a Merger Agreement with Timber Property, Inc., a shell corporation that has 1,085 shareholders. The principle stockholder of Timber Property is the principle stockholder of the company. 871,000 shares were issued to the Timber Property shareholders, per the terms of the merger.

NOTE 7 - SUBSEQUENT EVENT-MERGER

On June 7, 2006, the company entered into an Asset Purchase Agreement with Richard Duncan, the developer of a new prototype alternative transportation vehicle. A new corporation was established, wherein the company owns Sixty Percent of the equity. Richard Duncan, founder, will retain a Thirty Five Percent equity position. His partner, Robert Wright, will receive a Five Percent equity position. The company agreed to reimburse Duncan $130,000 of expense, in the form of a Promissory Note which will be paid as funds become available. Additionally, Duncan will receive 100,000 shares of Common Stock that is restricted for one year. Dr. Wright will receive 25,000 shares of Common Stock that is restricted for one year.

NOTE 8 - LEASE COMMITMENTS

The company rents office space in Palm Beach Florida, under a lease that commenced in March 2005 and expires in March 2007. The rent and CAM expenses for 2005 was $20,335. Annual lease expenses are approximately $ 25,560 in 2006 and $6,390.

                                REAL LOGIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

In the fourth quarter of 2005, our management decided that the company would focus on the Alternative Transportation Industry. We therefore focused throughout the first quarter of 2006 on locating and acquiring alternative personal transportation vehicles that we felt were worthy of design and development support, or were ready to be brought to market. These vehicles include off-road vehicles for areas of the world in which paved roads are scarce, and vehicles powered by alternative energy sources, such as electric and solar power.

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

In order to provide our own manufacturing capability for the Duncan Motor Company vehicles, we have been negotiating to acquire a certain fabrication and manufacturing company which has experience in building vehicles of a similar type. We hope to have an agreement for this acquisition in the near future.

We are also in negotiation to acquire the rights to market and sell various alternative fuel vehicles, including a new electric prototype, with a view primarily to marketing those vehicles in the third world as part of a line of vehicles fulfilling a range of economical transportation needs.

We do not expect to incur any expense for research and development, nor for the acquisition of any significant assets, until such time as we have raised sufficient capital to initiate manufacturing of our Duncan Motor Vehicle. We currently have no employees and do not expect to hire any employees until we are capitalized. We are currently utilizing independent contractors for secretarial, personnel and business consultants as the need arises.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

In January, 2006, we issued 100,000 shares of our common stock to a private investor for $25,000 in cash. The investor was a sophisticated investor with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

     10 Merger Agreement dated September 1, 2005 between the Company and Timber Property, Inc. (filed as an Exhibit to Company's Form 10KSB filed August 16, 2006 and incorporated herein by this reference)

     31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

     32   Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Logic, Inc.
(Registrant)

Date: August 29, 2006                             By: /s/ Bradford L. Tolley
                                                      -----------------------
                                                      Bradford L. Tolley,
                                                      Chief Executive Officer