Form 10KSB/A
period 2005-12-31
REAL LOGIC INC
filed 2006-09-11
CIK 1126533

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB/A


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

                                Real Logic, Inc.
                      -------------------------------------
                 (Name of small business issuer in its charter)

            Florida                                     64-1045849
---------------------------------            ---------------------------------
   (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

340 Royal Poinciana Way , Suite 326 B                       33480
-------------------------------------------                 -----
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

Transitional Small Business Disclosure Format: Yes  [ ]  No [X]
================================================================================

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

                                     PART I

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


After extensive searching, due diligence, discussions and negotiations, in June 2006 we reached an agreement with two individuals to collaborate in the development, manufacture and marketing of a new design for an alternative transportation vehicle. One of the individuals, Richard Duncan, has in development a prototype gasoline-powered vehicle for on or off-road use. The vehicle is designed to be a lightweight vehicle with minimal fuel consumption, while carrying multiple persons and achieving speeds of up to 70 miles per hour. On July 20, 2006, we implemented the agreement by forming a new subsidiary, Duncan Motor Company, which is 60% owned by us, and which will be managed by Mr. Duncan, who owns 35% of Duncan Motor Company. We have committed to use our best efforts to raise the additional capital required to fund the remaining design and testing of the vehicle, and any offshoots of that product, and then to bring the vehicle to market, with a particular emphasis on third world markets. We also agreed to issue to Mr. Duncan a promissory note for $130,000, reimbursing him for his development expenses to date, and to issue 100,000 shares of our common stock to Mr. Duncan, and 25,000 shares of our common stock to Robert Wright, the other party to the agreement. The transaction was accounted for using the purchase method of accounting. See Note 10 to the financial statements included in this report.


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

Item 8A. Controls and Procedures.


The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its principal financial officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures in Rule 13a-15(f). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, based on an evaluation of the Company's controls and procedures, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect the internal controls, during the last fiscal quarter.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

The executive officers and directors of the Company are listed below. Each director was appointed for a term of one year and until their successor is duly elected.

Name                              Age             Position
----                              ---             --------
Michael Posner                    45              President, Director
Bradford L. Tolley                41              Chief Executive Officer,
                                                  Secretary, Treasurer, Director

William Meade                     34              Vice President
Dr. Gerfried Mueller              60              Director

Michael Posner has been President of the Company since August 2001. Mr. Posner is a practicing attorney, Florida Bar Board Certified in Real Estate Law, and has been a shareholder in the law firm of Ward, Damon, & Posner since 1989.

Bradford L. Tolley has been Chief Executive Officer, Secretary and Treasurer of the Company since August 2001. For the past 10 years, Mr. Tolley has been founder and President of Tolley Investments, Inc., a private investment company.

Dr. Gerfried Mueller is a private investor. Dr. Mueller is a graduate of the University of Munich and received a doctorate degree from the University of Zurich. He was a professor for the University of Vienna from 1979 to 1980, after which Dr. Mueller started his own company specializing in developing and manufacturing high-tech medical equipment.

William Meade has been Vice President of the Company since June 30, 2006. Mr. Meade is a licensed attorney, and also holds an MBA in international finance. Mr. Meade has previous experience as a senior equity and convertible bond analyst for a leading money management/hedge fund firm, and has also worked as a Senior Quantitative Analyst for an independent equity research firm.


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

Name and address of                        Shares               Percent
Beneficial Owner                     Beneficially Owned         of Class
-------------------                  ------------------         --------
Bradford L. Tolley                       15,249,129               66.1%
326 B Royal Poinciana Way
Palm Beach, FL 33480

Michael Posner                              250,000                1.1%
4420 Beacon Circle
West Palm Beach, FL 33407

Gerfried Mueller                                  0                  0%
326 B Royal Poinciana Way
Palm Beach, FL 33480

William Meade                                     0                  0%
326 B Royal Poinciana Way
Palm Beach, FL 33480

Lang Family Trust                         2,500,000               10.8%
326 B Royal Poinciana Way
Palm Beach, FL 33480


Elena Golovanova                          2,250,000                9.7%
176 Melios Drive

Jupiter, FL 33477

All Officers and Directors               15,499,129              67.2%
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

                                          REAL LOGIC, INC.



Date:       September 8, 2006             By: /s/ Bradford L. Tolley
                                              ----------------------------------
                                              Bradford L. Tolley
                                             Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Bradford L. Tolley
--------------------------
Bradford L. Tolley,
Director, Chief Executive Officer and
Treasurer (principal financial officer)

Date: September 8, 2006


By: /s/ Michael Posner
-------------------------

Michael Posner, Director
Date: September 8, 1006

                              BAUM & COMPANY, P.A.
                          1515 UNIVERSITY DR. SUITE 226
                             CORAL SPRINGS FL 33071

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Real Logic Inc.
(A Development Stage Company)
Palm Beach, Florida


We have audited the accompanying balance sheet of Real Logic Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2005, November 30, 2004, for the month ending December 31, 2004 and cumulatively from inception, June 28, 1999 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Logic Inc (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005, November 30, 2004, for the month ending December 31, 2004 and cumulatively from inception, June 28, 1999 to December 31, 2005 in conformity with United States generally accepted accounting principles.


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


We have audited the accompanying balance sheet of Real Logic Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2005, November 30, 2004, for the month ending December 31, 2004 and cumulatively from inception, June 28, 1999 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Logic Inc (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005, November 30, 2004, for the month ending December 31, 2004 and cumulatively from inception, June 28, 1999 to December 31, 2005 in conformity with United States generally accepted accounting principles.

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

                                               Year ending
                                ---------------------------------------
                                     December 31,          November 30,
                                         2005                  2004
                                     ------------          ------------
Statutory federal income tax rate         34%                  34%
Valuation allowance                      (34)                 (34)
Effective tax rate                        --%                  --%

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

NOTE 7 - ACQUISITION


On September 9, 2005 the Company acquired 100% of the outstanding shares of Timber Property, a dormant entity without assets or liabilities. The purpose for this transaction was solely to increase the shareholder base of the Company.

The controlling shareholder of Timber Property was also the controlling shareholder of the Company. Subsequent to the merger, this individual continued to be the controlling shareholder of the Company. Accordingly, the acquisition was accounted for as a merger between entities under common control in accordance with SFAS #141, Business Combinations, paragraphs D-11 and D-12. As such the assets and liabilities were recorded at zero, the carrying amounts in the accounts of the transferring entity.



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


NOTE 10 - SUBSEQUENT EVENT

On June 7, 2006, the Company entered into an Agreement (the "Agreement") for the development of an alternative transportation vehicle, pursuant to which the Company acquired certain in-process research and development. This transaction was consummated on July 20, 2006. The Agreement called for the formation of a new entity in which the Company would hold a 60% ownership interest, with the remaining 40% owned by two individuals. One of these individuals was to contribute certain research and development with a value of $130,000 in exchange for a promissory note of $130,000. The Company was to issue 125,000 shares of its common stock to the two individuals.

Upon the closing of the transaction in July 2006, the research and development was expensed in accordance with SFAS # 2, Accounting for Research and Development Costs. The value of the stock issued by the Company was determined by management to be $0.25 per share ($31,250) based upon the most recent sale of unregistered common stock.

The Company determined that any goodwill arising on the acquisition had no inherent value, and as such treated the goodwill as having been impaired in accordance with SFAS #142, Goodwill and Other Intangible Assets.

As the subsidiary effectively has minimal value, the Company determined that this was not a significant acquisition and that form 8K was not required.