Form 10QSB
period 2006-06-30
REAL LOGIC INC
filed 2006-09-12
CIK 1126533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

______________

REAL LOGIC, INC.

(Exact name of small business issuer as specified in its charter)

______________

Florida	000-25003	65-1045849
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification No.)

340 Royal Poinciana Way, Suite 326 B, Palm Beach, FL., 33480

(Address of principal executive offices)

(561) 833-9808

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,077,080 shares as of June 30, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Balance Sheet 2
Statements of Operations 3
Statements of Cash Flows 5
Notes to Financial Statements 6

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

JUNE 30, 2006

ASSETS
CURRENT ASSETS
Cash	$12,440
Total current assets	0
Other Assets-Security Deposit	1,900
Total Assets	$14,340
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$69,000
Loans and accrued expenses payable- related parties	89,762
Total Liabilities	158,762
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0. 001 par value, 20,000,000 shares authorized; none issued and outstanding	0
Common stock, $0. 001 par value, 50,000,000 shares authorized; 23,109,580 shares issued and outstanding	23,110
Additional paid in capital	304,473
Deficit accumulated during the development stage	(472,005)
Total stockholders’ equity (deficit)	(144,422)
Total Liabilities and Stockholders’ Equity (Deficit)	$14,340

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Cumulative from date of inception (June 28, 1999) to June 30, 2006	For the six months ended June 30, 2006	For the six months ended June 30, 2005

REVENUE	$0	$0	$0
OPERATING EXPENSES	463,728	110,735	91,010
Operating loss before interest expense	(463,728)	(110,735)	(91,010)
INTEREST EXPENSE	8,277	2,250	3,155
Loss before provision for income taxes	(472,005)	(112,985)	(94,165)
Income taxes	-0-	-0-	-0-
Net income (loss)	$(472,005)	$(112,985)	$(94,165)
Net income (loss) per common share, basic and diluted		$0.00	$0.00
Weighted average number of common shares outstanding-basic and diluted		23,048,586	19,128,143

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2006	For the three months ended June 30, 2005

REVENUE	$0	$0
OPERATING EXPENSES	61,009	35,986
Operating loss before interest expense	(61,009)	(35,986)
INTEREST EXPENSE	1,382	1,816
Loss before provision for income taxes	(62,391)	(37,802)
Income taxes	-0-	-0-
Net income (loss)	$(62,391)	$(37,802)
Net income (loss) per common share, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding-basic and diluted	23,058,041	19,128,143

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005  AND FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO JUNE 30, 2006

	Cumulative from date of inception (June 28, 1999) to June 30, 2006	For the six months ended June 30, 2006	For the six months ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(472,005)	$(112,985)	$(94,165)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	8,300	5,000	0
Accumulated Loss of Acquisition	8,711	0	0
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	0	0	0
(Increase) in rent deposits	(1,900)	0	(1,900)
Increase (decrease) in accounts payable	69,000	36,640	4,945
Increase (decrease) in accrued expenses-related party	8,278	2,250	14,155
Net cash provided (used) by operating activities	(379,616)	(69,095)	(76,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided (used) by investing activities
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans Payable Proceeds-related parties	134,780	31,520	9,765
Loans Payable Repayments-related parties	(53,296)	0	0
Proceeds from common stock	310,572	45,000	90,000
Net cash provided (used) by financing activities	392,056	76,520	99,765
Net increase (decrease) in cash	12,440	7,425	22,800
CASH and equivalents, beginning of period	0	5,015	0
CASH and equivalents, end of period	$12,440	$12,440	$22,800
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$0	$0	$0
Payment of interest in cash	$0	$0	$0
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$8,300	$5,000	$0
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$0	$0

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on June 28,1999. The Company is in the development stage. The Company is a “Development Company” whose sole purpose is to develop its prototype alternative transportation vehicle and continue to make other acquisition with unidentified private entities.

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

The financial statements for the six and  three months ending June 30, 2006 and 2005 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not indicative of a full year of results

Development Stage

The Company is in its development stage. The Company since inception (June 28, 1999) has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 472,000.

Net Earnings (Losses) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 “Earnings Per Share”. Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of June 30, 2006, there are no outstanding stock options or stock warrants that would have affected the computation.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred substantial net losses for the period June 28,1999 (inception) to June 30, 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business and acquire other businesses. (see NOTE 8)

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the years ending December 31, 2005 and 2004, effective income tax rates are:

	Year ending
	December 31, 2005	November 30, 2004
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	—%	—%

The Company has a net operating loss carry forward as of June 30, 2006 of approximately $472,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 4 - LOANS AND EXPENSES PAYABLE- RELATED PARTIES

Reflects advances from major stockholders, interest expense at 7% commenced in January 2005. The advances have no due date. For the six months ending June 30, 2006 interest expense of $ 2,250 has been accrued. Management fees of $ 49,000 to a company controlled by the major stockholder is included in accounts payable.

NOTE 5 - CAPITAL TRANSACTIONS

In January, 2006, we issued 100,000 shares of our common stock to a private investor for $25,000 in cash and in June 2006, we issued 40,000 shares for $ 20,000.

In June 2006, we issued 25,000 shares of stock, valued at $ 5,000 for consulting services.

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

In August 2005, the company authorized three classes of warrants of 1,000,000 warrants each at a three year term. Class A at a strike price of $.50 per share, class B at a $.75 strike price and class C at a $1.00 price. The warrants are restricted for 1 year from the date of issue. No warrants were issued as of June 30, 2006.

NOTE 6 – ACQUISITION

On September 9, 2005, the company entered into a Merger Agreement with Timber Property, Inc., a dormant entity without assets or liabilities that had 1,085 shareholders. 871,000 shares were issued to the Timber Property shareholders, per the terms of the merger. The purpose for this transaction was solely to increase the shareholder base of the Company.

The controlling shareholder of Timber Property was also the controlling shareholder of the Company. Subsequent to the merger, this individual continued to be the controlling shareholder of the Company. Accordingly, the acquisition was accounted for as a merger between entities under common control in accordance with SFAS #141.

NOTE 7 - LEASE COMMITMENTS

The company rents office space in Palm Beach Florida, under a lease that commenced in March 2005 and expires in March 2007. The rent and CAM expenses for 2005 were $20,335. Annual lease expenses are approximately $ 25,560 in 2006 and $6,390 in 2007.

NOTE 8 - SUBSEQUENT EVENT

On June 7, 2006, the Company entered into an Agreement for the development of an alternative transportation vehicle, pursuant to which the Company acquired certain in-process research and development. This transaction was consummated on July 20, 2006. The agreement called for the formation of a new entity in which the Company would hold a 60% ownership interest, with the remaining 40% owned by two individuals. One of these individuals was to contribute certain research and development with a value of $130,000 in exchange for a promissory note of $130,000 from the company. The Company also was to issue 125,000 shares of its common stock, valued at $ 31,250 to the two individuals. Upon the closing of the transaction in July 2006, $ 161,250 was expensed regarding this event.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

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

In February 2006 the Financial Accounting Standards Board issued Statement No. 155 (“SFAS No 155”), “Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140”. Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION.

During 2006, we have focused on locating and acquiring alternative personal transportation vehicles that we felt were worthy of design and development support, or were ready to be brought to market. These vehicles include off-road vehicles for areas of the world in which paved roads are scarce, and vehicles powered by alternative energy sources, such as electric and solar power.

After extensive searching, due diligence, discussions and negotiations, in June 2006 we reached an agreement with two individuals to collaborate in the development, manufacture and marketing of a new design for an alternative transportation vehicle. One of the individuals, Richard Duncan, has in development a prototype gasoline-powered vehicle for on or off-road use. The vehicle is designed to be a lightweight vehicle with minimal fuel consumption, while carrying multiple persons and achieving speeds of up to 70 miles per hour. On July 20, 2006, we closed the agreement by forming a new subsidiary, Duncan Motor Company, which is 60% owned by us, and which will be managed by Mr. Duncan, who owns 35% of Duncan Motor Company. We have committed to use our best efforts to raise the additional capital required to fund the remaining design and testing of the vehicle, and any offshoots of that product, and then to bring the vehicle to market, with a particular emphasis on third world markets. We also agreed to issue to Mr. Duncan a promissory note for $130,000, reimbursing him for his development expenses to date, and to issue 100,000 shares of our common stock to Mr. Duncan, and 25,000 shares of our common stock to Robert Wright, the other party to the agreement.

In order to provide our own manufacturing capability for the Duncan Motor Company vehicles, we have been negotiating to acquire a certain fabrication and manufacturing company which has experience in building vehicles of a similar type. We hope to have an agreement for this acquisition in the near future.

We are also in negotiations to acquire the rights to market and sell various alternative fuel vehicles, including a new electric prototype, with a view primarily to marketing those vehicles in the third world as part of a line of vehicles fulfilling a range of economical transportation needs.

We do not expect to incur any additional expense for research and development, nor for the acquisition of any significant assets, until such time as we have raised sufficient capital to initiate manufacturing of our Duncan Motor Vehicle. We currently have no employees and do not expect to hire any employees until we are capitalized. We are currently utilizing independent contractors for secretarial, personnel and business consultants as the need arises.

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

ITEM 3.

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its principal financial officer, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures in Rule 13a-15(f). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, based on an evaluation of the Company’s controls and procedures, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect the internal controls, during the last fiscal quarter.

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

In June 2006, we issued 40,000 shares of our common stock to an individual investor for $20,000. The investor was a sophisticated investor with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

In June 2006, we issued 25,000 shares of our common stock for introductory services rendered to the Company. The recipient of the shares was a sophisticated investor with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Merger Agreement dated September 1, 2005 between the Company and Timber Property, Inc. (filed as an Exhibit to Company’s Form 10KSB filed August 16, 2006 and incorporated herein by this reference)

31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 11, 2006

Real Logic, Inc.
(Registrant)

By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley,
Chief Executive Officer