Form 10QSB
period 2006-09-30
REAL LOGIC INC
filed 2006-11-20
CIK 1126533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,129,580 shares as of September 30, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Balance Sheet 2
Statements of Operations 3
Statements of Cash Flows 5
Notes to Financial Statements 6

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$15,872
Total current assets	15,872
Other Assets-Security Deposit	1,900
Total Assets	$17,772
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Loan Payable – Bank	$23,975
Accounts Payable	41,897
Note payable	130,000
Other payables	31,250
Loans and accrued expenses – related parties	188,815
Total Liabilities	415,937
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0. 001 par value, 20,000,000 shares authorized; none issued and outstanding	0
Common stock, $0. 001 par value, 50,000,000 shares authorized; 23,129,580 shares issued and outstanding	23,130
Additional paid in capital	314,453
Deficit accumulated during the development stage	(735,748)
Total stockholders’ equity (deficit)	(398,165)
Total Liabilities and Stockholders’ Equity (Deficit)	$17,772

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative from date of inception (June 28, 1999) to September 30, 2006	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005

REVENUE	$0	$0	$0
OPERATING EXPENSES	725,918	372,924	177,156
Operating loss before interest expense	(725,918)	(372,924)	(177,156)
INTEREST EXPENSE	9,830	3,804	4,594
Loss before provision for income taxes	(735,748)	(376,728)	(181,750)
Provision for income taxes	0	0	0
Net income (loss)	$(735,748)	$(376,728)	$(181,750)
Net income (loss) per common share, basic and diluted		$(0.02)	$(0.01)
Weighted average number of common shares outstanding-basic and diluted		23,075,691	19,441,000

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005

REVENUE	$0	$0
OPERATING EXPENSES	262,190	86,146
Operating loss before interest expense	(262,190)	(86,146)
INTEREST EXPENSE	1,553	1,439
Loss before provision for income taxes	(263,743)	(87,585)
Provision for income taxes	0	0
Net income (loss)	$(263,743)	$(87,585)
Net income (loss) per common share, basic and diluted	$(0.01)	$—
Weighted average number of common shares outstanding-basic and diluted	23,116,247	20,706,000

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005  AND FOR THE PERIOD FROM JUNE 28, 1999, (INCEPTION) TO SEPTEMBER 30, 2006

(Unaudited)

	Cumulative from date of inception (June 28, 1999) to September 30, 2006	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(735,748)	$(376,728)	$(181,750)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	8,300	5,000	3,000
Accumulated Loss of Acquisition	8,711	0	0
Impaired Goodwill	31,250	31,250	0
Acquired Research and Development	130,000	130,000	0
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	0	0	0
(Increase) in rent deposits	(1,900)	0	(1,900)
Increase (decrease) in accounts payable	41,896	9,536	13,566
Increase (decrease) in accrued expenses-related party	88,832	82,804	15,544
Net cash provided (used) by operating activities	(428,659)	(118,138)	(151,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans Payable Proceeds-related parties	154,780	51,520	9,765
Loans Payable Repayments-related parties	(54,796)	(1,500)	0
Loan Payable – Bank	23,975	23,975	0
Proceeds from common stock	320,572	55,000	185,000
Net cash provided (used) by financing activities	444,531	128,995	194,765
Net increase (decrease) in cash	15,872	10,857	43,275
Cash and equivalents, beginning of period	0	5,015	0
Cash and equivalents, end of period	$15,872	$15,872	$43,275
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$8,300	$5,000	$3,000
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$0	$0
Cash Paid for Taxes	$0	$0	$0
Cash Paid for Interest Expense	$0	$0	$0
Stock to be Issued for Other Payables	$31,250	$31,250	$0

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on June 28,1999. The Company is in the development stage. The Company is a “Development Company” whose sole purpose is to develop its prototype alternative transportation vehicle and continue to make other acquisition with unidentified private entities. On October 29, 2002, the Company has changed its corporate name from Xelos, Inc. to Real Logic, Inc. On July 20, 2006 the company’s subsidiary, Duncan Motor Company was incorporated.

Basis of Accounting

The Company’s policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles.  The consolidated financial statements include the accounts of the company and its subsidiary, Duncan Motor Company. All inter-company transactions and balances have been eliminated in the consolidated financial statements

Use of Estimates

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

The financial statements for the nine and  three months ending September 30, 2006 and 2005 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not indicative of a full year of results

Development Stage

The Company is in its development stage. The Company since inception (June 28, 1999) has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $ 735,748.

Net Earnings (Losses) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 “Earnings Per Share”. Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of September 30, 2006, there are no outstanding stock options or stock warrants that would have affected the computation.

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

Year End

The Company had elected November 30 as its annual year-end. Effective January 1, 2005, the company changed its year end to December 31.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred substantial net losses for the period June 28,1999 (inception) to September 30, 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

NOTE 3 - INCOME TAX (CONTINUED)

The Company has a net operating loss carry forward as of September 30, 2006 of approximately $735,748 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

NOTE 4 - LOANS AND EXPENSES PAYABLE- RELATED PARTIES

Reflects advances from major stockholders, interest expense at 7% commenced in January 2005. The advances have no due date. For the nine months ending September 30, 2006 interest expense of $3,804. has been accrued. Management fees of $ 79,000 to a company controlled by the major stockholder is included in related party payables.

NOTE 5 - CAPITAL TRANSACTIONS

In January, 2006, we issued 100,000 shares of our common stock to a private investor for $25,000 in cash and in June 2006, we issued 40,000 shares for $ 20,000.

In June 2006, we issued 25,000 shares of stock, valued at $ 5,000 for consulting services.

In September, 2006, we issued 20,000 shares of our common stock to a private investor for $10,000 in cash.

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

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

NOTE 8 – ACQUIRED RESEARCH AND DEVELOPMENT AND GOODWILL

On June 7, 2006, the Company entered into an Agreement for the development of an alternative transportation vehicle, pursuant to which the Company acquired certain in-process research and development. This transaction was consummated on July 20, 2006. There were no previous business operations associated with the acquired research and development, and the agreement called for the formation of a new entity in which the Company holds a 60% ownership interest, with the remaining 40% owned by two individuals. One of these individuals contributed certain research and development with a value of $130,000 in exchange for a non-interest bearing promissory note in the amount of $130,000 from the company, payable as funds are available. This $130,000 was expensed to purchased research and development per SFAS #2.

The Company also agreed to issue a total of 125,000 shares of its common stock to the two individuals as further consideration for the Agreement. These shares were valued at $ 31,250 ($.25 per share). The company determined that any goodwill arising on this had no inherent value and as such treated the goodwill as having been impaired in accordance with SFAS #142. As of September 30, 2006 these shares have not been issued.

The company agreed to use its best efforts to raise $1,000,000 of new capital for the new entity, and agreed to make 1,000,000 shares of the company’s common stock available to support this effort.

The company also agreed that, under various circumstances, but not prior to 36 months after closing, the company would either reduce its majority ownership to a minority position in order to allow the new entity to become publicly traded, consider in good faith a merger of the new entity into another company, or allow the individual shareholders to purchase the company’s majority ownership position.

NOTE 9 – BANK LOAN

In August 2006, the company obtained a $ 25,000 revolving line of credit at a bank, with interest currently at 16.24%. As of September 30, 2006, the company has a balance due of $ 23,975.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS,

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

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

In August 2006, we issued 32,500 shares of our common stock to two individual investors for a total of $7,500. The investors were sophisticated investors with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

In September 2006, we issued 20,000 shares of our common stock to an individual investor for $10,000. The investor was a sophisticated investor with whom our principal, Bradford L. Tolley, had a pre-existing business relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Date: November 17, 2006

Real Logic, Inc.
(Registrant)

By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley,
Chief Executive Officer