Form 10KSB
period 2006-12-31
REAL LOGIC INC
filed 2007-05-29
CIK 1126533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-KSB

______________

☑ ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-25003

———————

Real Logic, Inc.

(Name of small business issuer in its charter)

Florida	64-1045849
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

340 Royal Poinciana Way, Suite 326 B 33480

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code: (561) 833- 9808

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  N0 ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes ☐  No ☑

Our revenues for the most recent fiscal year were $0.

The aggregate market value of our common stock held by non-affiliates was $3,465,215 as of March 31, 2007, based on the most recent price at which the common stock was sold in an arms length transaction.

The number of outstanding shares of our common stock on May 23, 2007 was 25,890,580.

Transitional Small Business Disclosure Format: Yes ☐  No ☑

PART I

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-KSB and the documents incorporated by reference herein contain forward looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to management’s analysis and other information that is based on forecasts of future results and estimates of time lines, etc., that are not yet determinable. These statements may also include references to our future plans, prospects, and business strategies.

These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act or 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made in this report. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission, including the following factors that may cause actual results to differ materially from our forward looking statements:

1.

The general global economy and industry conditions

2.

Our limited operating history

3.

Industry competition

4.

Environmental and government regulation

5.

Whether the alternative transportation vehicle industry will continue to grow

6.

Our ability to obtain approval, if required, from government authorities for our vehicles

7.

Our ability to fund short term and long term capital financing

Note that forward looking statements made by management in this annual report speaks only as of the date on which the report references.

Item 1. The Business

Real Logic, Inc. was incorporated in the state of Florida on June 28, 1999. Our primary activity was to locate and acquire an operating company in an industry that had potential for development while making contributions to society. In order to increase our attractiveness to potential acquisition targets, on December 4, 2000, we voluntarily filed a Form 10-SB with the Securities and Exchange Commission, thereby becoming a publicly reporting company. On October 29, 2001, we changed our name from Xelos, Inc., to Real Logic, Inc. In mid 2005, along with government and various industries, we debated how best to alleviate the growing transportation problems and concurrently assist clean air environment efforts. We began to target potential acquisition company candidates that had already been involved in research and development for what was fast becoming known as ‘alternative transportation vehicles’. We were looking for something that was close or ready to be brought to market. These vehicles included off-road vehicles for areas of the world in which paved roads are scarce, and vehicles powered by alternative energy sources, such as electric and solar power.

After extensive searching, due diligence, discussions and negotiations, in June 2006 we reached an agreement with two individuals to collaborate in the development, manufacture and marketing of a design for an off road vehicle, an alternative transportation vehicle, that was capable of providing transportation in many parts of the world, at cost effective pricing. The vehicle was designed to be a lightweight vehicle with minimal fuel consumption, while carrying multiple persons and capable of achieving speeds of up to 70 miles per hour. The company acquired a

60% percent interest in a new development company that was incorporated in the State of Florida, ‘Duncan Motor Company’.

During the remaining months of 2006, we further refined our Business Plan Mission to seek out, develop and acquire other alternative transportation vehicles and technology, low emission vehicles, ethanol and other fuel efficient vehicles. We believe these vehicles will replace the majority of existing automobile transportation and offer cost effective bonuses, as well. We identified and evaluated several other potential acquisition candidates which already had completed prototypes. We look to acquire advanced technology vehicles and evaluate the feasibility of integrating these new prototypes into our existing product line. We believe the Company is one of the first to pioneer a growing niche for alternative transportation, and our goal is to become known as a source for new technology vehicles for transportation.

Subsidiary:  Duncan Motor Company

In June, 2006, we formed a subsidiary, Duncan Motor Company, a Florida Corporation, which is managed by Richard Duncan, the creator of the prototype, who owns 35% of Duncan Motor Company. Joining the Duncan management team is Dr. Robert Wright, an engineer and expert witness for automobile impact who designed the safety features for the prototype. He owns 5% of Duncan Motor Company. During the last quarter, 2006, we were fortunate to attract Elena Golovanova, a highly qualified international business woman, who has assumed the position of Director of Marketing and Sales for Duncan Motor Company. Ms. Golovanova has already made significant progress in developing relationships and interested parties for International vehicle sales.

Duncan Business Development

Our focus during the last half of 2006 was to test market the design and features of the original Duncan prototype. We did this by contacting a number of automobile dealers which had previously expressed interest in representing the Duncan vehicle. We also exposed the prototype to a number of consumers for direct sales evaluations. The test marketing was laborious and time consuming. However, the marketing efforts proved beneficial in that we concluded that it would be prudent to offer several other different model designs and features depending upon the region of the world where the vehicles would be offered for sale. For example, third world countries are less interested in features such as radio, CD, air conditioning, fast speed capability, etc. They would rather have the opportunity to purchase a basic vehicle at a lower price.

We were able to verify the large market segment for ‘personal’ transportation, wherein the majority of automobiles on the road today have only one person in the vehicle. This reaffirms that the 2-3 passenger size of the Duncan vehicle is on target with market acceptance.

Distribution

We intend to employ both the traditional methods for product distributions and sales such as auto distributors, company show room, etc., as well as utilize direct Internet Sales to Consumers from the Duncan web site.

Manufacturing

Management has been evaluating our options for start up of vehicle manufacturing. Currently, management is favoring a combination of a US facility that can be utilized as a testing facility for all of our new vehicle prototypes, as well as for smaller batch manufacturing. In addition, management is seeking a cost favorable agreement for mass manufacturing outside the US, where shipping and delivery could be in proximity to production.

We recognize that we will compete with larger established manufactures such as Toyota, Daimler Chrysler, and Honda. However, we believe that there is room for a company with talented management who are passionate about the alternative transportation industry and a clean air environment.

RISK FACTORS

We have limited operating history or revenue and minimal assets. We have limited operating history, nor any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until manufacturing and sales initiate. This may result in the Company incurring net operating losses which will increase continuously until we can generate revenues.

Our proposed operations are speculative. The success of our plan of operation will depend to a great extent on the company’s ability to raise capital for manufacturing of products and establish an effective distribution plan.

We face intense competition. We compete with larger, better capitalized companies that have had working relationships with vendors, distributors, financial establishments and other resources that we do not have

Changes in the marketplace. Changes in the market for Alternative Transportation Vehicles may overtake our progress and cause our product line to become obsolete or loose market share.

Failure of parts suppliers. We intend to rely on certain key suppliers to provide parts for vehicle assembly of our prototype. The company could experience a negative impact upon achieving sales goals if suppliers were to default on deliveries.

Regulatory requirements impact. Currently, Regulatory requirements do not negatively impact our products. However, it is possible that substantial regulation under federal, state, and local laws may be imposed at some future date on alternative transportation vehicles. Compliance may prove to be burdensome and expensive.

International product sales. It is the Company’s belief that international sales of our Duncan Models will represent a significant percentage of our annual sales. A failure to address the risks associated with international business issues, i.e. fluctuations in currency exchange rates, political and economical instability, regulatory compliance, contract enforcement, etc. could greatly impact revenues.

Our Securities and Exchange Commission reporting requirements may delay or preclude future acquisitions. Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires companies subject thereto to provide certain information about significant acquisitions including certified statements for the company acquired covering one or two years, depending on the relative size of the acquisition.

Our success depends in large part upon the efforts of a small number of persons who serve on our board and as management. We have only a limited number of persons fulfilling our management responsibilities. The loss of the services of any of our directors or officers could hurt our ability to execute our business plan. We have not obtained key man life insurance on any of our officers or directors.

Concentration of ownership may reduce the control by other shareholders. Our President owns approximately 62% of our outstanding stock. As a result, other investors in our common stock will not have a significant influence on corporate decision-making.

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

No public market exists for our stock. There is no public market for our Common Stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of our Common Stock.

Rule 144 sales could affect the Company’s stock price. All of the outstanding shares of the Company’s Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell during any three month period, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by nonaffiliated persons after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

Item 2. Property

We own no real estate. Our offices are located at 340 Royal Poinciana Way, Suite 326 B, Palm Beach, FL., 33480. We pay rent of approximately $2,300 per month for our offices. We believe this space will be adequate for our needs for the foreseeable future. We are in process of searching for a commercial space wherein we could enter into lease for the Duncan Motor Company that would provide a showroom for our prototypes.

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

Holders of Record

As of March 31, 2007, we had approximately 1,120 shareholders of our common stock, which is the only class of stock which we have outstanding, according to a shareholder list provided by our transfer agent as of that date. The transfer agent and registrar for our common stock is Florida Atlantic Stock Transfer.

Recent Sales of Unregistered Securities

In October 2006, we issued 6,000 shares of our common stock to an individual investor for $3,000. The investor was a sophisticated investor with whom our principal, Bradford L. Tolley, had a pre-existing business relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

In November 2006, we issued a total of 255,000 shares of our common stock to four individual investors for a total of $127,500. The investors were sophisticated investors with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investors were provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuances of the shares were exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

Dividend Policy

We have never paid cash dividends on our Common Stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company.

Item 6. Management’s Plan of Operation.

We are a development stage company as defined in the Statement of Financial Accounting Standards No. 7, with limited operations. We have had no Revenues since inception. In June 2006 we entered into an Asset Purchase Agreement in order to collaborate in the development, manufacture and marketing of a superior design for an off road vehicle, an alternative transportation vehicle, that was capable of providing transportation in many parts of the world, at cost effective pricing. The vehicle was designed to be a lightweight vehicle with minimal fuel consumption, while carrying multiple persons and capable of achieving speeds of up to 70 miles per hour.

Duncan management is currently conducting final testing of our vehicle prototype in order to finalize production engineering and reconfirming manufacturing and assembly costs.

We look to acquire other advanced technology vehicles and evaluate the feasibility of integrating these new prototypes into our planned product line.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with and are qualified by reference to, our Financial Statements and the related Footnotes of this report. Certain statements and forth below under this caption constitute ‘forward looking statements’ within the meaning of the Private Securities Litigation Reform of 1995. Also, for a discussion of certain Risk Factors applicable to our business and operations see ‘Risk Factors’ in Item 1 of this report.

As of December 31, 2006, the Company's accumulated deficit was $967,397 and we had a working capital deficit of $347,801. Until, we initiate sales of our Duncan vehicle prototypes and achieve profitable operation, we will be dependant upon funding from our principal shareholder, Bradford L. Tolley. In order to begin production of the Duncan vehicle, we will need significant additional capital which we will seek to raise in one or more offerings of our common stock.  We do not currently plan any significant increase in our number of employees, because we currently expect to outsource production.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements

Item 7. Financial Statements

Financial statements and supplementary data are set forth on Pages F1 through F10.

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

Name	Age	Position

Michael Posner	46	President, Director
Bradford L. Tolley	42	Chief Executive Officer,
		Secretary, Treasurer, Director
William Meade	35	Vice President
Dr. Gerfried Mueller	61	Director

Michael Posner has been President of the Company since August 2001. Mr. Posner is a practicing attorney, Florida Bar Board Certified in Real Estate Law, and has been a shareholder in the law firm of Ward, Damon, & Posner since 1989.

Bradford L. Tolley has been Chief Executive Officer, Director, Secretary and Treasurer of the Company since August 2001. For the past 10 years, Mr. Tolley has been founder and President of Tolley Investments, Inc., a private investment company.

Dr. Gerfried Mueller is a Director. For the past five years, Dr. Mueller has been a private investor in various opportunities. Dr. Mueller is a graduate of the University of Munich and received a doctorate degree from the University of Zurich. He was a professor for the University of Vienna from 1979 to 1980. Dr. Mueller was Managing Director for his own company specializing in developing and manufacturing of high-tech medical equipment, until sale of his company.

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

Item 10. Executive Compensation

None of our officers or directors has received any compensation from the Company during the past three years, other than a portion of the monthly payment made to Tolley Investments, Inc., that may be paid to Bradford L. Tolley as the owner of Tolley Investments.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of the Company's Common Stock that were beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock, all as of March 31, 2007. Each of the shareholders listed below has voting and investment power over the shares beneficially owned. As of May 23, 2007, there were issued and outstanding 25,890,580 shares of the Company's common stock.

Name and address of Beneficial Owner	Shares Beneficially Owned	Percent of Class

Bradford L. Tolley	15,835,150	61.2%
326 B Royal Poinciana Way
Palm Beach, FL 33480

Michael Posner	250,000	1.0%
4420 Beacon Circle
West Palm Beach, FL 33407

Gerfried Mueller	300,000	1.2%
326 B Royal Poinciana Way
Palm Beach, FL 33480

William Meade	100,000.4%
326 B Royal Poinciana Way
Palm Beach, FL 33480

The Lang Family Trust	2,900,000	11.2%
326 B Royal Poinciana Way
Palm Beach, FL 33480

Elena Golovanova	2,850,000	11.0%
326 B Royal Poinciana Way
Palm Beach, FL., 33480

All Executive Officers and Directors	16,485,150	63.7%
as a group (4 persons)

Equity Compensation Plans

We have not adopted any equity compensation plans, and have no securities authorized for issuance under any such plan.

Item 12. Certain Relationships and Related Party Transactions

Bradford L. Tolley and/or entities controlled by him have lent us money from time to time in order to fund our operations. The total amount owed to Mr. Tolley and/or his affiliates was $148,185 as of December 31, 2006.  Beginning in January, 2007, we pay or accrue $15,000 per month to Tolley Investments, Inc., an affiliate, for professional investment banking services, office equipment, utilities, telephone, storage files, computers, and a three person office staff that is provided by Tolley Investments.

Item 13. Exhibits.

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

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32

Section 1350 Certifications

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $10,665 for the fiscal year ended December 31, 2005 and $14,500 for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Logic, Inc.

By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley,
Director, Chief Executive Officer and
Treasurer (principal financial officer)
Date: May 24, 2007

By:	/s/MICHAEL POSNER
Michael Posner, Director
Date: May 24, 2007

Baum & Company,  P.A.

1515 University Dr. Suite 226

Coral Springs FL 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Real Logic Inc.

(A Development Stage Company)

Palm Beach, Florida

We have audited the accompanying balance sheet of Real Logic Inc. (a development stage company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2006 and 2005, and cumulatively from inception, June 28, 1999 to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Logic Inc (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and cumulatively from inception, June 28, 1999 to December 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has experience a loss since inception in 1999. The Company=s financial position and operating results raise substantial doubts about its ability to continue a going concern. Management=s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company,  P.A.

Coral Springs, Florida

May 25, 2007

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS

Current Assets
Cash	$2,172
Total current assets	2,172

Fixed Assets-net	2,837

Other Assets-Security Deposit	1,900

Total Assets	$6,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank Credit Line	$24,801
Note Payable	130,000
Accounts Payable & Accruals	46,987
Loans and accrued expenses payable - related parties	148,185
Total Current Liabilities	349,973

Total Liabilities	349,973

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued and outstanding

0
Common stock, $0.001 par value, 50,000,000 shares authorized; 23,765,580 shares issued and outstanding	23,766

Additional paid in capital	600,567
Deficit accumulated during the development stage	(967,397)

Total stockholders' equity (deficit)	(343,064)

Total Liabilities and Stockholders' Equity (Deficit)	$6,909

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative from Date of Inception (JUNE 28, 1999) To December 31, 2006	Year Ended December 31, 2006	Year Ended December 31, 2005

REVENUES	$—	$—	$—

OPERATING EXPENSES	953,354	600,361	206,175

Operating income (loss) before interest expense	(953,354)	(600,361)	(206,175)

OTHER EXPENSES-INTEREST EXPENSE	14,043	8,016	6,027

Income (Loss) before provision for income taxes	(967,397)	(608,377)	(212,202)
Income taxes	0	0	0

Net income (loss)	$(967,397)	$(608,377)	$(212,202)

Net income (loss) per common share, basic		$(0.03)	$(0.01)
and diluted

Weighted average shares of common stock		23,077,778	19,834,300
outstanding-basic and diluted

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid Capital	Accumulated Deficit	Total Stkhldrs Equity/Deficit
	Number of Shares	Amount

BEGINNING BALANCE Feb. 18, 1999	—	$—	$—	$—	$—

Issuance of common stock	2,000,000	200	0	0	200
Net loss-November 30, 1999	0	0	0	0	0
BALANCE, November 30, 1999	2,000,000	200	0	0	200

Net loss-November 30, 2000	0	0	0	0	0
BALANCE, November 30, 2000	2,000,000	200	0	0	200

Revise common stock par value	0	1,800	(1,800)	0	0
Net loss-November 30, 2001				(200)	(200)
BALANCE, November 30, 2001	2,000,000	2,000	(1,800)	(200)	0

Common stock sold	9,446,000	9,446	31,900	0	41,346
Common stock issued for services	300,000	300		0	300
Net loss-November 30, 2002	0	0	0	(107,548)	(107,548)
BALANCE, November 30, 2002	11,746,000	11,746	30,100	(107,748)	(65,902)

Common stock sold	6,525,000	6,525	0	0	6,525
Net loss-November 30, 2003	0	0	0	(30,359)	(30,359)
BALANCE, November 30, 2003	18,271,000	18,271	30,100	(138,107)	(89,736)

Common stock sold	0	0	0	0	0
Net loss-November 30, 2004	0	0	0	0	0
BALANCE, November 30, 2004	18,271,000	18,271	30,100	(138,107)	(89,736)

Net Loss-December 31, 2004	0	0	0	0	0
BALANCE, December 31, 2004	18,271,000	18,271	30,100	(138,107)	(89,736)

Common Stock Sold for Cash	3,752,500	3,753	213,748		217,501
Common Stock Issued for Services	50,000	50	2,950		3,000
Common Stock Issued for Acquisition	871,080	871	7,840	(8,711)	0
Net loss-December 31, 2005				(212,202)	(212,202)
BALANCE, December 31, 2005	22,944,580	22,945	254,638	(359,020)	(81,437)

Common Stock Sold for Cash	421,000	421	185,079		185,500
Common Stock Issued for Services	275,000	275	129,725		130,000
Common Stock Issued for R&D	125,000	125	31,125		31,250
Net loss-December 31, 2006				(608,377)	(608,377)
BALANCE, December 31, 2006	23,765,580	$23,766	$600,567	$(967,397)	$(343,064)

The accompanying notes are an integral part of the financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative from Date of Inception (June 28, 1999) To December 31, 2006	Year Ended December 31, 2006	Year Ended December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(967,397)	$(608,377)	$(212,202)
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	48	48
Stock issued for services	133,300	130,000	3,000
Stock and note issued for purchased R&D	161,250	161,250
Accumulated loss of acquisition	8,711		—
Changes in operating assets and liabilities:
(Increase) in rent deposits	(1,900)		(1,900)
Increase (decrease) in accounts payable and accruals	46,987	14,625	27,862
Increase (decrease) in accrued expenses-related party	79,282	73,255	6,027
Net cash provided (used) by operating activities	(539,719)	(229,199)	(177,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed Assets	(2,885)	(2,885)
Net cash provided (used) by investing activities	(2,885)	(2,885)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans Payable Proceeds- related parties	130,200	26,940	11,500
Loans Payable Repayments- related parties	(54,773)	(8,000)	(46,773)
Bank Line of Credit	24,801	24,801
Proceeds from sale of common stock	444,548	185,500	217,501
Net cash provided (used) by financing activities	544,776	229,241	182,228

Net increase (decrease) in cash	2,172	(2,843)	5,015

CASH and equivalents, beginning of period	$—	$5,015	$—

CASH and equivalents, end of period	$2,172	$2,172	$5,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	—	—	—
Payment of interest in cash	—	1,521	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$133,300	$130,000	$3,000.00
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$—	$8,711.00
Stock Issued for Purchased R&D	$31,250	$31,250	$—

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on June 28, 1999. The Company is in the development stage.  The Company’s has one subsidiary, Duncan Motor Company, Inc., a Florida corporation. All inter-company transactions have been eliminated. On October 29, 2002, the Company had changed its corporate name from Xelos, Inc. to Real Logic Inc.

Basis of Accounting

The Company's policy is to prepare its Consolidated financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles.  The Company has elected December 31 as it's annual year-end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company is in its development stage. Business operations are limited to daily office operations, staff’s completion of final stage testing for the launch of our prototype Alternative Transportation Vehicle, and completion of our marketing plan in order to initiate sales of our existing Duncan XTV.   The accumulated deficit during its development stage is approximately $ 967,397.

Net Earnings (Loss) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of December 31, 2006, and 2005 there are no outstanding stock options or stock warrants that would have affected the computation.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization will be provided using the straight-line method over the estimated economic lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses for the year ending December 31, 2006 of approximately $608,000 and cumulatively since inception, for the period February 3, 1999 to December 31, 2006 of approximately $967,000 and negative working capital of $347,801 at December 31, 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support these operations. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently raising working capital to fund its operations via a private placement of common stock.  The company has raised $ 112,500 through April 2007

NOTE 3 - INCOME TAX

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

	Year ending December 31,
	2006	2005
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	—%	—%

The Company has a net operating loss carry forward as of December 31, 2006 of approximately $ 967,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

A related party has been paid $ 99,000 for professional services made on behalf of the company during the year ended December 31, 2006.

NOTE 5 - LOANS PAYABLE RELATED PARTIES

Various advances from major stockholders, no due date, and unsecured. Interest will accrue commencing at January 1, 2005 at 7% on the unpaid balance.

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

In January, 2006, we issued 100,000 shares of our common stock to a private investor for $25,000 in cash, and 20,000 shares of our common stock to a private investor for $5,000.  In April, 2006, we issued 25,000 shares of our common stock for consulting services valued at $5,000, and 40,000 shares of our common stock for $20,000 in cash.  In June, we issued 125,000 shares of our common stock (valued at $31,250) for purchased R&D.  In September, 2006, we issued 20,000 shares of our common stock to a private investor for $10,000 in cash. In October and November 2006, the company issued 261,000 shares of our common stock to  private investors for $130,500 in cash. In December, 2006, the company issued 250,000 shares for consulting services valued at $125,000.

NOTE 7 – ACQUISITION & PURCHASED R&D

In June 7, 2006, the Company acquired a sixty percentage equity position in a new alternative transportation vehicle with an Asset Purchase Agreement pursuant to which the Company acquired certain in-process research and development. The Agreement called for the formation of a new entity in which the Company would hold a 60% ownership interest, with the remaining 40% owned by two individuals. One of these individuals assigned certain research and development with a value of $130,000 in exchange for a promissory note of $130,000. Additionally, the Company issued 125,000 shares of its common stock to the two individuals.

The research and development was expensed in accordance with SFAS # 2, Accounting for Research and Development Costs. The value of the stock issued by the Company was determined by management to be $0.25 per share ($31,250) based upon the most recent sale of unregistered common stock, at that time.

The Company has not booked any goodwill for the research and development, and as such treated the goodwill as having been impaired in accordance with SFAS #142, Goodwill and Other Intangible Assets while, not conceding to future valuation for the vehicles, once market sales initiate.

NOTE 8 - LEASE COMMITMENTS

The company rents office space in Palm Beach Florida, under a lease that commenced in March 2005 and expires in March 2007. The rent and CAM expenses for 2006 was $25,880 and $20,335 in 2005.   A new lease was entered into for a three year term, effective April 1, 2007. Estimated annual lease payments are: 2007-$28,180, 2008-$ 29,589,  2009 $ 31,068 and 2010 $ 8,155.

NOTE 9 - PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consist of the following:

	Useful Life
	(Years)
Computer equipment	5	$2,885
Less accumulated depreciation		(48)
		$2,837

For the years ended December 31, 2006 and 2005, depreciation expense amounted to $48 and $0, respectively.

NOTE 10 - NOTES AND LOANS PAYABLE

The company has a $130,000 promissory note outstanding pursuant to its purchase of research and development. This note has no maturity date or stated interest rate and is to be repaid as funds become available.

At December 31, 2006, the company has an outstanding balance due of $ 24,801 against a revolving credit with a bank at an annual interest rate of 29.99%. This line was guaranteed by the Chief Executive Officer and related parties.

NOTE 11 - OPERATING EXPENSES

Operating expenses for the years Ending December 31, 2006 and 2005 were

	2006	2005
Management Fee	$120,000	$79,819
Professional fees	50,652	39,076
Purchased R&D	161,250	—
Other general and administrative	268,459	87,280
Total operating expenses	600,361	206,175

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 on January 1, 2007. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No., 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statements No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007; however early adoption is permitted. The Company is currently assessing the impact the adoption of SFAS No. 159 will have on its consolidated financial position and results of operations.

NOTE 13 - SUBSEQUENT EVENTS

In January 2007, the company issued to a director 300,000 shares of restricted common stock, valued at $ 150,000 for future services, and 400,000 shares of  restricted common stock, valued at $ 200,000 for future services to private individuals.

In March 2007, the company issued to the Company Chief Executive Officer 600,000 shares of restricted common stock and 400,000 shares of restricted common stock to a related party, with a combined value of $ 500,000 for services. Additionally, the company issued  to private individuals 200,000 shares of  restricted common stock, valued at $ 100,000 for future services.

In April 2007, the company sold 225,000 shares of restricted common stock for $112,500.