Form 10QSB
period 2007-03-31
REAL LOGIC INC
filed 2007-06-05
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Real Logic, Inc.

(Exact name of small business issuer as specified in its charter)

———————

Florida	000-25003	65-1045849
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

340 Royal Poinciana Way, Suite 326 B, Palm Beach, FL., 33480

(Address of Principal Executive Office) (Zip Code)

(561) 833-9808

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
25,665,580 shares as of March 31, 2007
———————
Transitional Small Business Disclosure Format (check one):		Yes	✓	No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(Unaudited)

March 31, 2007
ASSETS
Current Assets
Cash	$16,006
Total current assets	16,006

Fixed Assets - net of accumulated depreciation of $ 192	2,693
Other Assets - Security Deposit	1,900
Total Assets	$20,599

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank credit line	$24,758
Accounts Payable & Accruals	77,908
Note Payable	130,000
Loans payable and Accrued expenses- related parties	253,717
Total Current Liabilities	486,383

Total Liabilities	486,383

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 25,665,580 shares issued and outstanding	25,666
Additional paid in capital	1,548,667
Prepaid expenses paid with common stock	(325,000)
Deficit accumulated during the development stage	(1,715,117)

Total stockholders' equity (deficit)	(465,784)

Total Liabilities and Stockholders' Equity (Deficit)	$20,599

The accompanying notes are an integral part of the financial statements.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative from Date of Inception (June 28, 1999) to March 31, 2007

		For The Three Months Ended
		March 31, 2007	March 31, 2006
REVENUES	$—	$—	$—

OPERATING EXPENSES	1,695,858	742,504	49,725

Operating income (loss) before interest expense	(1,695,858)	(742,504)	(49,725)

INTEREST EXPENSE	19,259	5,216	868

Income (Loss) before provision for income taxes	(1,715,117)	(747,720)	(50,593)
Income taxes	—	—	—

Net income (loss)	$(1,715,117)	$(747,720)	$(50,593)

Net income (loss) per common share, basic and diluted		$(0.03)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted		24,305,580	23,039,024

The accompanying notes are an integral part of the financial statements.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative from Date of Inception (June 28, 1999) To March 31, 2007

		For The Three Months Ended
		March 31 2007	March 31 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,715,117)	$(747,720)	$(50,593)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	192	144	—
Stock based compensation	758,300	625,000	—
Stock and note issued for purchased R & D	161,250	—	—
Accumulated loss of acquisition	8,711	—	—
Changes in operating assets and liabilities:
(Increase) in rent deposits	(1,900)	—	—
Increase (decrease) in accounts payable	77,908	30,921	16,710
Increase (decrease) in accrued expenses-related party	156,103	76,821	868
Net cash provided (used) by operating activities	(554,553)	(14,834)	(33,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(2,885)	—	—
Net cash provided (used) by investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans Payable Proceeds- related parties	167,570	37,370	3,000
Loans Payable Repayments- related parties	(63,432)	(8,659)	—
Bank Line of Credit	24,758	(43)
Proceeds from sale of common stock	444,548	—	25,000
Net cash provided (used) by financing activities	573,444	28,668	28,000

Net increase (decrease) in cash	16,006	13,834	(5,015)

CASH and equivalents, beginning of period	$—	$2,172	$5,015

CASH and equivalents, end of period	$16,006	$16,006	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	—	—	—
Payment of interest in cash	$2,804	$1,283	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$1,083,300	$950,000	—
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	—	—
Stock Issued for Purchased R & D	$31,250	—	—

The accompanying notes are an integral part of the financial statements.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

The Company was organized under the laws of the State of Florida on June 28, 1999. The Company is in the development stage. The Company is a "Development Company" whose sole purpose is to bring to market its existing prototype alternative transportation vehicle and continue to develop other designs and new prototypes with more advanced, environmentally friendly capabilities.

On October 29, 2002, the Company changed its corporate name from Xelos, Inc. to Real Logic, Inc.

BASIS OF ACCOUNTING

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company had elected November 30 as its annual year-end. Effective January 1, 2005, the company changed its fiscal year end to December 31.

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

INTERIM STATEMENTS

The financial statements for the three months ending March 31, 2007 and 2006 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not indicative of a full year of results.

DEVELOPMENT STAGE

The Company is in its development stage. The Company is currently operating with targeted goals and operations, focusing on corporate issues, marketing plans for its Alternative Transportation Vehicle, and seeking sufficient working capital to pursue its business objective of initiating manufacturing of its Alternative Transportation Vehicle prototype. The accumulated deficit during its development stage is approximately $1,715,117.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NET EARNINGS (LOSSES) PER SHARE

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of March 31, 2007, there are no outstanding stock options or stock warrants that would have affected the computation.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period January 1, 2007 to March 31, 2007 of $ 747,720, $ 1,715,117 cumulatively since inception and has a working capital deficit at March 31, 2007 of $ 465,785. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business of manufacturing their prototype. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is currently raising working capital to fund its operations via a private placement of common stock.  The company has raised $112,500 through April 2007.

NOTE 3 - INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the years ending December 31, 2006 and 2005, effective income tax rates are:

	Year ending
	December 31, 2005	November 30, 2004
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	—%	—%

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

The Company has a net operating loss carry forward as of March 31, 2007 of approximately $1,715,117 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

Loan Payable

The Company’s officers and directors has advanced funds to the company for working capital. These advances are unsecured, bear interest at 7% per annum and have no scheduled repayment. For the three months ending March 31, 2007 interest expense of $ 5,216. has been accrued.

Management Fees

In 2005 the Board of Directors had approved a management fee of $ 10,000 per month to Tolley Investments, Inc. ( wholly-owned by a related party ).  This has been revised by a corporate resolution dated January 31, 2007 increasing the monthly management fee to $ 15,000 effective January 1, 2007. For the quarter ended March 31, 2007, the Company has accrued $ 45,000 of unpaid management fees.

Stock Based Compensation

On March 20, 2007, the Board of Directors approved stock based compensation of 1,000,000 shares of restricted common stock valued at $ 500,000 for a Director and its CEO as bonuses in the quarter ended March 31, 2007.

On January 5, 2007, the Board of Directors approved stock based compensation of 300,000 shares of restricted common stock valued at $ 150,000 for its corporate vice president. The $112,500 prepaid portion of services will be amortized ratably over the year.

NOTE 5 - CAPITAL TRANSACTIONS

In 2006, the Company sold to various investors 441,000 shares of common stock for $190,500.  The Company issued 400,000 shares of stock for services valued at $162,500.

During the quarter ended March 31, 2007, the Company issued 1,900,000 shares for services valued at $950,000, of which $ 625,000 was expensed in the quarter and balance of $ 325,000 is to be amortized over the fiscal year.

None of the authorized stock warrants have been issued.

NOTE 6 – PROPERTY AND EQUIPMENT

At March 31, 2007, property and equipment consist of the following:

	Useful Life
	(Years)
Computer equipment	5	$2,885
Less accumulated depreciation		(192)
		$2,693

For the three months ended March 31, 2007 and 2006, depreciation expense amounted to $ 144 and $0, respectively.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 7 - ACQUIRED RESEARCH AND DEVELOPMENT AND GOODWILL

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

The Company also issued 125,000 shares of its common stock, valued at $ 31,250 ($.25 per share) to the two individuals. The Company determined that any goodwill arising on this had no inherent value and as such treated the goodwill as having been impaired in accordance with SFAS #142.

NOTE 8 - LEASE COMMITMENTS

The company rents office space in Palm Beach Florida, under a lease agreement that was recently renewed for an additional three years, expiring in March, 2010.  The lease agreement is in the name of the Company’s CEO.

The rent and CAM expenses for 2006 was $ 25,880.  Estimated annual lease payments are: 2007-$28,180, 2008-$ 29,589, 2009 $ 31,068 and 2010 $ 8,155.

NOTE 9 – NOTES AND LOANS PAYABLE

In August 2006, the company obtained an unsecured $25,000 revolving line of credit at a bank, bearing interest currently at 29.9%. The obligation is personally guaranteed by the corporate officers of the Company. As of March 31, 2007, the company has a balance due of $24,758.

The company has a $130,000 promissory note outstanding pursuant to its purchase of research and development. This note has no maturity date or stated interest rate and is to be repaid as funds become available.

NOTE 10 – OPERATING EXPENSES

Operating expenses for the three months ending March 31, 2007 and 2006 were:

	2007	2006
Management Fee	$45,000	$30,000
Stock Based Bonus	500,000	—
Consulting Expenses-	125,000	—
Other general and administrative	72,504	19,725
Total operating expenses	742,504	49,725

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

This Quarterly Report on Form 10-QSB, including the following management’s discussion, analysis, and overview contain forward looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to management’s analysis and other information that is based on forecasts of future results and estimates of time lines, etc., that are not yet determinable. These statements may also include references to our future plans, prospects, and business strategies.

These statements can be identified by the use of forward-looking terminology such as “believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act or 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made in this report. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission, including the following factors that may cause actual results to differ materially from our forward looking statements:

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

6.

Our ability to obtain approval, if required, from government authorities for our vehicles

7.

Our ability to fund short term and long term capital financing

Note that forward looking statements made by management in this Quarterly Report speaks only as of the date on which the report references.

EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONTEXT WITH, AND WITH AN UNDERSTANDING OF, THE VARIOUS OTHER DISCLOSURES CONCERNING OUR COMPANY AND OUR BUSINESS MODEL MADE IN OUR FILINGS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENT AS A PREDICTION OF ACTUAL RESULTS OR DEVELOPMENTS.

In this Quarterly report on Form 10-QSB the terms “RELO,” “Company,” “we,” “us” and “our” refer to RELO and its subsidiary.

OVERVIEW

This current phase of our Business Plan is to bring to market our Alternative Transportation Vehicle (the “Duncan”) which is an inexpensive low emission and fuel efficient vehicle. We have identified the manufacture that we expect to use for mass production and they have updated their manufacturing costs in order to add several new options to the base vehicle. We believe our vehicle will be utilized as a second or third family vehicle in many households in the US, and will be the primary vehicle in many third world countries. The ruggedness and stability of the Duncan will provide access in areas never before accessible.

The Duncan includes the market-leading safety features of a roll cage and a NASCAR style safety harness. The Duncan offers superior vehicle dynamics due to wider wheelbase and a lower center of gravity. The Duncan is subject to environmental and safety compliance with various Federal and State governmental regulations, including regulations promulgated by the Environmental Protection Agency, National Highway Traffic Safety Administration and Air Resource Board of the State of California (CARB). The costs of compliance activities can be substantial for vehicles to be used on the national highways. We have opted to initially distribute the Duncan for off road usage only.

The Duncan is the top of its class in quality, power, ground clearance, suspension travel, and should rival the ride of any ATVs rider’s enjoyment by providing high performance in acceleration, cornering, and off road capabilities. It was engineered to be the most stable vehicle of its class on the road. It’s front to rear weight distribution offers predictable handling. The design configuration allows for a utility bed, making it the best of all worlds in the small off road vehicle market. We believe the Company is one of the first to pioneer a growing niche for alternative transportation vehicles, and our goal is to become known as a source for new technology vehicles for transportation.

SUBSIDIARY

In June, 2006, we formed a subsidiary, Duncan Motor Company, a Florida Corporation, which is managed by Richard Duncan, the creator of the Duncan prototype. Joining the Duncan management team is Dr. Robert Wright, an engineer and expert witness for automobile impact who designed the safety features for the prototype. We have been fortunate to attract Elena Golovanova, a highly qualified international business woman, who has assumed the position of Director of Marketing and Sales for Duncan Motor Company. Ms.Golovanova has already made significant progress in developing relationships and interested parties for International vehicle sales.

RECENT DEVELOPMENTS

Management has conducted a series of Marketing meetings organized to discuss how our relatively new company can be influential in changing the driving habits of the average American family in order to be able to succeed in manufacturing a fleet of more environmentally friendly, “greener” cars. We concluded that we have several unique selling positions: our design, our safety features, our fuel efficiency, and the excitement of our vehicle’s driving experience.

Item 3.

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

PART II – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the First Quarter of 2007, the Company sold 225,000 shares of common stock for $112,500. The investors were sophisticated investors with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investors were provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32

Section 1350 Certifications

SIGNATURES

In accordance with the requirements of Section Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 30, 2007

Real Logic, Inc.

By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley
Chief Executive Officer