Form 10QSB
period 2007-06-30
REAL LOGIC INC
filed 2007-08-14
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2007
or

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
25,890,580 shares as of June 30, 2007
———————
Transitional Small Business Disclosure Format (check one):		Yes	✓	No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2007

ASSETS

Current Assets
Cash	$29,887
Total current assets	29,887

Fixed Assets - net	2,549
Other Assets - Security Deposit	1,900
Total Assets	34,336

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable & Accruals	$70,793
Bank credit line	23,784
Note Payable	130,000
Loans payable and Accrued expenses- related parties	277,944
Total Current Liabilities	502,521

Total Liabilities	502,521

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
none issued and outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized;
25,890,580 shares issued and outstanding	25,891
Additional paid in capital	1,660,942
Deficit accumulated during the development stage	(1,971,684)
Prepaid expenses paid with common stock	(183,334)

Total stockholders' equity (deficit)	(468,185)
Total Liabilities and Stockholders' Equity (Deficit)	$34,336

The accompanying notes are an integral part of the financial statements.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative from Date of Inception (JUNE 28, 1999) TO JUNE 30, 2007	For the six MONTHS ENDED JUNE 30, 2007	For the six MONTHS ENDED JUNE 30, 2006

REVENUES	$—	$—	$—

OPERATING EXPENSES	1,946,612	993,258	110,735

Operating income (loss) before interest expense	(1,946,612)	(993,258)	(110,735)

INTEREST EXPENSE	25,072	11,029	2,250

Income (Loss) before provision for income taxes	(1,971,684)	(1,004,287)	(112,985)
Income taxes	—	—	—

Net income (loss)	$(1,971,684)	$(1,004,287)	$(112,985)

Net income (loss) per common share, basic and diluted		(0.04)	(0.00)

Weighted average shares of common stock outstanding-basic and diluted		25,204,668	23,048,586

The accompanying notes are an integral part of the financial statements.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three MONTHS ENDED JUNE 30, 2007	For the three MONTHS ENDED JUNE 30, 2006

REVENUES	$—	$—

OPERATING EXPENSES	250,754	61,009

Operating income (loss) before interest expense	(250,754)	(61,009)

INTEREST EXPENSE	5,813	1,382

Income (Loss) before provision for income taxes	(256,567)	(62,391)
Income taxes	—	—

Net income (loss)	$(256,567)	$(62,391)

Net income (loss) per common share, basic and diluted	(0.01)	(0.00)

Weighted average shares of common stock outstanding-basic and diluted	25,829,042	23,058,041

The accompanying notes are an integral part of the financial statements.

REAL LOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative from Date of Inception (JUNE 28, 1999) TO JUNE 30, 2007	For the six MONTHS ENDED TO JUNE 30, 2007	For the six MONTHS ENDED TO JUNE 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,971,684)	$(1,004,287)	$(112,985)
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	336	288	—
Stock based compensation	899,966	766,666	5,000
Stock and note issued for purchased R & D	161,250	—	—
Accumulated loss of acquisition	8,711	—	—
Changes in operating assets and liabilities:
(Increase) in rent deposits	(1,900)	—	—
(Increase) in prepaid expenses	—	—	—
Increase (decrease) in accounts payable	70,793	23,806	36,640
Increase (decrease) in accrued expenses-related party	79,282	—	2,250
Net cash provided (used) by operating activities	(753,246)	(213,527)	(69,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed Assets	(2,885)	—	—
Net cash provided (used) by investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans Payable Proceeds- related parties	332,110	201,910	31,520
Loans Payable Repayments- related parties	(126,924)	(72,151)	—
Bank Line of Credit	23,784	(1,017)	—
Proceeds from sale of common stock	557,048	112,500	45,000
Net cash provided (used) by financing activities	786,018	241,242	76,520

Net increase (decrease) in cash	29,887	27,715	7,425

CASH and equivalents, beginning of period	—	2,172	5,015

CASH and equivalents, end of period	$29,887	$29,887	$12,440

The accompanying notes are an integral part of the financial statements.

REAL LOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative from Date of Inception (JUNE 28, 1999) TO JUNE 30, 2007	For the six MONTHS ENDED TO JUNE 30, 2007	For the six MONTHS ENDED TO JUNE 30, 2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest in cash	5,954	3,150	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock Issued for Acquisition of Timber Property, Inc.	8,711
Stock Issued for Purchased R & D	31,250
Stock Issued for Services	$899,966	$766,666	$5,000

The accompanying notes are an integral part of the financial statements.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

INTERIM STATEMENTS

The financial statements for the six and three months ending June 30, 2007 and 2006 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not indicative of a full year of results.

DEVELOPMENT STAGE

The Company is in its development stage. The Company is currently operating with targeted goals and operations, focusing on corporate issues, marketing plans for its Alternative Transportation Vehicle, and seeking sufficient working capital to pursue its business objective of initiating manufacturing of its Alternative Transportation Vehicle prototype. The accumulated deficit during its development stage is approximately $1,971,684.

NET EARNINGS (LOSSES) PER SHARE

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of June 30, 2007, there are no outstanding stock options or stock warrants that would have affected the computation.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period April 1, 2007 to June 30, 2007 of $ 256,567, $ 1,971,684 cumulatively since inception and has a working capital deficit at June 30, 2007 of $ 472,634. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business of manufacturing their prototype. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is currently raising working capital to fund its operations via a private placement of common stock. The company has raised $112,500 through June 30, 2007.

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the years ending December 31, 2006 and 2005, effective income tax rates are:

	Year ending
	December 31, 2006	December 31, 2005
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	—%	—%

The Company has a net operating loss carry forward as of March 31, 2007 of approximately $1,971,684. which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

Loan Payable

The Company’s officers and directors have advanced funds to the company for working capital. These advances are unsecured, bear interest at 7% per annum and have no scheduled repayment. For the three months ending June 30, 2007 interest expense of $ 5,813 has been accrued.

Management Fees

In 2005 the Board of Directors had approved a management fee of $ 10,000 per month to Tolley Investments, Inc. (wholly-owned by a related party). This has been revised by a corporate resolution dated January 31, 2007 increasing the monthly management fee to $ 15,000 effective January 1, 2007. For the quarter ended June 30, 2007, the Company has accrued $ 45,000 of unpaid management fees.

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

During the quarter ended March 31, 2007, the Company issued 1,900,000 shares for services valued at $950,000, of which $625,000 was expensed in the quarter and balance of $ 325,000 is to be amortized over the fiscal year.

None of the authorized stock warrants have been issued.

NOTE 6 – PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consist of the following:

	Useful Life
	(Years)
Computer equipment	5	$2,885
Less accumulated depreciation		336
		$2,549

For the three months ended June 30, 2007 and 2006, depreciation expense amounted to $144.00 and $0, respectively.

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

The rent and CAM expenses for 2006 was $ 25,880. Estimated annual lease payments are: 2007-$28,180, 2008-$ 29,589, 2009 $ 31,068 and 2010 $ 8,155.

NOTE 9 – NOTES AND LOANS PAYABLE

In August 2006, the company obtained an unsecured $25,000 revolving line of credit at a bank, bearing interest currently at 29.9%. The obligation is personally guaranteed by the corporate officers of the Company. As of June 30, 2007, the company has a balance due of $23,784.

The company has a $130,000 promissory note outstanding pursuant to its purchase of research and development. This note has no maturity date or stated interest rate and is to be repaid as funds become available.

As of June 30, 2007, the company has a total of $277,944 Loans Payable bearing interest at 7% payable to a number of related and unrelated parties who have lent monies to the company at various times.

NOTE 10 – OPERATING EXPENSES

Operating expenses for the three months ending June, 2007 and 2006 were:

	2007	2006
Management Fee	$45,000	$30,000
Stock Based Bonus	0	—
Consulting Expenses-	360	—
Other general and administrative	205,304	31,009
Total operating expenses	$250,754	$61,009

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

SUBSIDIARY

In June, 2006, we formed a subsidiary, Duncan Motor Company, a Florida Corporation, which is managed by Richard Duncan, the creator of the Duncan prototype. Joining the Duncan management team is Dr. Robert Wright, an engineer and expert witness for automobile impact who designed the safety features for the prototype. We have been fortunate to attract Elena Golovanova, a highly qualified international business woman, who has assumed the position of Director of Marketing and Sales for Duncan Motor Company. Ms.Golovanova has already made significant progress in developing relationships and interested parties for International vehicle sales. During the second quarter of 2007, we added another sales consultant to our team in anticipation of initiating a limited patch manufacture and are pursuing alternative methods of marketing our products, such as licensing of territories or initiating a franchise program.

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

PART II – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the Second Quarter of 2007, the Company sold 225,000 shares of common stock for $112,500. The investors were sophisticated investors with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investors were provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Date: August 13, 2007

Real Logic, Inc.

By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley
Chief Executive Officer