Form 10QSB
period 2007-09-30
REAL LOGIC INC
filed 2007-11-14
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

     ☒  Yes       ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     ☐  Yes      ☒  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

26,240,580  shares as of November 9, 2007

———————

Transitional Small Business Disclosure Format (check one):      ☐  Yes      ☒  No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

September 30, 2007

ASSETS

Current Assets
Cash	$9,616
Total Current Assets	9,616

Property and Equipment - net	2,405

Other Assets - Security Deposit	1,900
Total Assets	$13,921
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$87,103
Accounts payable-related parties	92,100
Line of credit	24,333
Note payable	130,000
Loans payable	77,500
Loans payable and accrued expenses- related parties	159,161
Total Current Liabilities	570,197
Total Liabilities	570,197

Commitments and contingencies

Stockholders' (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 26,238,080 shares issued and outstanding	26,239
Additional paid-in capital	1,783,394
Deferred equity-based compensation	(105,917)
Deficit accumulated during the development stage	2,259,992

Total Stockholders' (Deficit)	(556,276)
Total Liabilities and Stockholders' (Deficit)	$13,921

The accompanying notes are an integral part of the condensed consolidated financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Cumulative From Inception (June 28, 1999) To September 30, 2007	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

REVENUES	$—	$—	$—

OPERATING EXPENSES	2,230,846	1,277,492	372,924

Operating (Loss) Before Interest Expense	(2,230,846)	(1,277,492)	(372,924)

Interest (Expense)	(29,146)	(15,103)	(3,804)

(Loss) Before Provision for Income Taxes	(2,259,992)	(1,292,595)	(376,728)

Income Taxes	—	—	—

Net (Loss)	$(2,259,992)	$(1,292,595)	$(376,728)

Net (Loss) Per Common Share -
Basis and Diluted		$(0.05)	$(0.02)

Weighted Average Shares of Common
Stock Outstanding		25,463,291	23,075,691

The accompanying notes are an integral part of the condensed consolidated financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three Months Ended September 30, 2007	For the three Months Ended September 30, 2006

REVENUES	$—	$—

OPERATING EXPENSES	284,234	262,190

Operating (Loss) Before Interest Expense	(284,234)	(262,190)

Interest (Expense)	(4,074)	(1,553)

(Loss) Before Provision for Income Taxes	(288,308)	(263,743)

Income Taxes	—	—

Net (Loss)	$(288,308)	$(263,743)

Net (Loss) Per Common Share - Basis and Diluted	$(0.01)	$(0.01)

Weighted Average Shares of Common Stock Outstanding	25,972,102	23,116,247

The accompanying notes are an integral part of the condensed consolidated financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Cumulative From Date of Inception (June 28, 1999) To September 30, 2007	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,259,992)	$(1,292,595)	$(376,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	480	432	-
Stock based compensation	1,070,183	936,883	5,000
Stock and note issued for purchased R & D	161,250	—	161,250
Accumulated loss of acquisition	8,711	—	—
Changes in operating assets and liabilities:
Other assets - security deposits	(1,900)	—	—
Accounts payable and accrued expenses	87,103	40,116	9,536
Accounts payable-related parties	146,382	67,100	82,804
Net cash used in operating activities	(787,783)	(248,064)	(118,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	—	—
Net cash used in investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable proceeds- related parties	241,592	111,392	51,520
Loans payable repayments- related parties	(130,189)	(75,416)	(1,500)
Proceeds from loans payable	77,500	77,500	—
Line of credit - net	24,333	(468)	23,975
Proceeds from sale of common stock	587,048	142,500	55,000
Net cash provided by financing activities	800,284	255,508	128,995

Net increase (decrease) in cash	9,616	7,444	10,857

Cash and equivalents, beginning of period	—	2,172	5,015
Cash and equivalents, end of period	$9,616	$9,616	$15,872
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Payment of taxes	$—	$—	$—
Payment of interest	$7,016	$5,495	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$—	$—
Stock Issued for Purchased R & D	$31,250	$—	$31,250
Stock Issued for Services	$1,070,183	$936,883	$5,000

The accompanying notes are an integral part of the condensed consolidated financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

On October 29, 2002, the Company changed its corporate name from Xelos, Inc. to Real Logic, Inc.

BASIS OF ACCOUNTING AND PRESENTATION

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  As such, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 on Form 10KSB of Real Logic Inc . as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of Real Logic Inc. and Duncan  Motor Company. All material inter-company  transactions and balances have been eliminated in the consolidated financial statements.

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

CASH AND EQUIVALENTS

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

INTERIM STATEMENTS

The financial statements for the nine months ended September 30, 2007 and 2006 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not indicative of a full year of results.

DEVELOPMENT STAGE

The Company is in its development stage. The Company is currently operating with targeted goals and operations, focusing on corporate issues, marketing plans for its Alternative Transportation Vehicle, and seeking sufficient working capital to pursue its business objective of initiating manufacturing of its Alternative Transportation Vehicle prototype. The accumulated deficit during its development stage is approximately $2,260,000.

NET EARNINGS (LOSSES) PER SHARE

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of September 30, 2007, there are no outstanding stock options or stock warrants that would have affected the computation.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period July 1, 2007 to September 30, 2007 of $288,308, $2,259,992 cumulatively since inception and has a working capital deficit at September 30, 2007 of $560,581. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business of manufacturing their prototype. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is currently raising working capital to fund its operations via a private placement of common stock.  The Company has raised $142,500 in common stock sales during the nine months ended September 30, 2007.

NOTE 3 - INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the years ended December 31, 2006 and 2005, effective income tax rates were:

	Year Ended
	December 31, 2006	December 31, 2005

Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	—%	—%

The Company has a net operating loss carry forward as of September 30, 2007 of approximately $2,259,000, which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

Short Term Loans Payable

The Company’s officers and directors have advanced funds to the Company for working capital. These advances are unsecured, bear interest at 7% per annum and have no scheduled repayment. For the three months ended September 30, 2007 interest expense of $ 2,733  has been accrued.

Management Fees

In 2005 the Board of Directors had approved a management fee of $ 10,000 per month to Tolley Investments, Inc. (wholly-owned by Bradford L. Tolley).  This has been revised by a corporate resolution dated January 31, 2007 increasing the monthly management fee to $ 15,000 effective January 1, 2007. For the quarter ended September 30, 2007, the Company has recorded $ 45,000 of  management fees.  As of September 30, 2007, the balance owed for Management Fees was $92,100.

Employment Agreement

Effective July 1, 2007, the Company entered into an Employment Agreement with Bradford L. Tolley, who will serve as the Company’s Chief Executive Officer for a term of five years with a renewal option for an additional 3 years.  Under the Agreement, Mr. Tolley’s will receive an annual base salary of $175,000, plus a bonus based on achieving definitive benchmarks to be established by the Company’s Board of Directors.

Stock Based Compensation

On September 13, 2007, the Company’s Board of Directors adopted a Stock Compensation Plan that permits the Company’s Executive Committee to approve compensation in stock, up to a maximum of 500,000 shares, for services rendered to the Company.  The issuance of stock under the Plan has been registered with the Securities and Exchange Commission on Form S-8.

NOTE 5 - CAPITAL TRANSACTIONS

For the quarter ended March 31, 2007, the Company issued 1,900,000 shares for services valued at $950,000. As of September 30, 2007, $858,333 has been expensed and the balance of $91,667 has been deferred and will be amortized over the remaining service period..

Through September 30, 2007, the Company has issued 265,000 shares under its Stock Compensation Plan to Employees, Director and Consultants in payment of services. An additional 25,000 shares for services were issued to reduce Accounts Payable. In accordance with FASB 123R the shares have been valued at $84,800 of which $78,550 has been expensed and the balance of $6,250 has been deferred until the quarter ending December 31, 2007. An additional 25,000 shares (valued at $8,000) for services were issued to reduce Accounts Payable.

During the quarter ended September 30, 2007, the Company also sold 57,500 shares of common stock for $30,000 in a private transaction.

None of the Company’s authorized stock warrants have been issued.

NOTE 6 – PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consisted of the following:

	Useful Life (Years)
Computer equipment	5	$2,885
Less accumulated depreciation		480
		$2,405

For the three months ended September 30, 2007 and 2006, depreciation expense amounted to $144.and $0, respectively.

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

The Company also issued 125,000 shares of its common stock, valued at $ 31,250 ($0.25 per share) to the two individuals. The Company determined that any goodwill arising on this had no inherent value and as such treated the goodwill as having been impaired in accordance with SFAS #142.

NOTE 8 - LEASE COMMITMENTS

The Company rents office space in Palm Beach Florida, under a lease agreement that was recently renewed for an additional three years, expiring in March, 2010.  The lease agreement is in the name of the Company’s CEO.

The rent and CAM expenses for 2006 were $ 25,880.  Estimated annual lease payments are: 2007-$28,180, 2008-$ 29,589, 2009 $ 31,068 and 2010 $ 8,155.

NOTE 9 – NOTES AND LOANS PAYABLE

In August 2006, the Company obtained an unsecured $25,000 revolving line of credit at a bank, bearing interest currently at 29.9%. The obligation is personally guaranteed by the corporate officers of the Company. As of September 30, 2007, the Company has a balance due of $24,333.

The company has a $130,000 promissory note outstanding pursuant to its purchase of research and development. This note has no maturity date or stated interest rate and is to be repaid as funds become available.

As of September 30, 2007, the Company has a total of $234,661 Loans Payable bearing interest at 7% and $2,000 that is non interest bearing, payable to a number of related and unrelated parties who have lent monies to the company at various times, with no scheduled repayment.

NOTE 10 – OPERATING EXPENSES

Operating expenses for the three months ended September, 2007 and 2006 were:

	2007	2006

Management Fee	$45,000	$30,000
Stock Based Compensation	170,217	0
Stock and Note Issued for Purchased R&D	0	161,250
Other general and administrative	50,4674	70,940
Total operating expenses	$265,684	262,190

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

OVERVIEW

The Company’s plans have been to grow initially by acquisition and by joint venture with other start up companies for the manufacture and marketing of environmentally friendly Alternative Transportation Vehicles.   The benefit of this strategy is to enable the Company to profit from the trials and errors that other companies have already made with their prototypes.  To date, we have acquired one Alternative Transportation Vehicle prototype, the ‘Duncan’, which is a low emissions and fuel efficient vehicle.  The Duncan was a prototype that had been sold in limited quantities prior to our purchase of the product research and development, along with a small number of working prototypes and parts.  Subsequent to the acquisition, the Company has upgraded the original Duncan design and specifications in order to manufacture a better product that will address the specific needs and concerns of the marketplace as it relates to eco-conscious persons and clean renewable fuel.  The new Duncan is scheduled to come to market as the ‘XTV’ model in mid 2008.

The XTV is designed to lead the market, with safety features including a roll cage and a NASCAR style safety harness. The XTV offers superior vehicle dynamics due to wider wheelbase and a lower center of gravity. The XTV is in compliance with  environmental and safety compliance with various Federal and State governmental regulations, including regulations promulgated by the Environmental Protection Agency, National Highway Traffic Safety Administration and the California Air Resource Board (CARB).

The XTV is to be at the top of its class in quality, power, ground clearance, suspension travel, and should rival  any competitors’ acceleration, cornering, and off road capabilities.  The XTV was engineered to be the most stable vehicle of its class on the road. Its front to rear weight distribution offers predictable handling.

The new XTV basic design accommodates multiple usage purposes depending upon the required needs of the Customer.  Various accessories and passenger comforts can be added, while maintaining the unusually  sturdy frame and  extraordinary fuel  efficiency and low emissions features.  The two person design configuration allows for a utility bed, making it the best of all worlds.  We believe that our vehicle will be utilized as a second or third family vehicle in many households in the US and will be the primary vehicle in many developing countries. The ruggedness and stability of the XTV will provide access in geographical areas never before accessible.  We expect that our  company will be influential in changing the driving habits of the average American family by introducing environmentally friendly, “greener” cars, while maintaining superior safety and driving performance.

We believe we have several unique selling positions: our XTV design, its safety features, its fuel efficiency and low emissions, and its capability of generating  drivers’ excitement upon their first experience in driving the vehicle.   Due to four wheel vehicle compliance requirements for national highways, which are both costly and time consuming, the Company has opted to initially distribute the XTV for off road usage only, in order to get the product known on the market as quickly as possible.

Concurrently, our engineers are working on a final design and specifications for our electric three wheel prototype, the ‘Duncan’ model, which will be licensed for highway usage.  We believe we have a  competitive advantage by using newer technology, better design, improved batteries, and by offering multiple passenger seating capacity.   The Company expects to launch the electric version of the ‘Duncan’, in 2008.

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

RECENT DEVELOPMENTS

On August 29, 2007, the Company’s stock initiated trading on the Over the Counter market in the United States.

On September 26, 2007, the Company entered into a Letter of Intent  for the acquisition of a  manufacturing plant located in the State of Georgia that the Company intends to utilize for its manufacturing, sales, research and development purposes.   The acquisition includes the existing manufacturing property site and some existing furniture and equipment.   The agreement is contingent upon the Company’s satisfaction with independent appraisals of the real estate and the equipment, which are in process.  The purchase price is a combination of $1 Million in cash, One Million shares of Real Logic’s Common Stock to be guaranteed at $1.00 per share one year from the date of Closing, and a Promissory Note that will be held by the Seller for five years with interest only quarterly payments of 6% and no pre payment penalty.

On October 31, 2007, the Company added a new member to its Board of Directors.  Dr. Robert Wright, PHD in engineering and physics, is Vice President of Duncan Motor Company, the Company’s subsidiary.  Dr. Wright was one of the engineers for the original Duncan prototype and is currently working on the Company’s new electric prototype.  Dr. Wright is known as an expert witness for litigation regarding automobile crash analysis.

This Quarterly Report on Form 10-QSB, including the above management’s discussion, analysis, and overview contain forward looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to management’s analysis and other information that is based on forecasts of future results and estimates of time lines, etc., that are not yet determinable. These statements may also include references to our future plans, prospects, and business strategies.

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

In this Quarterly report on Form 10-QSB the terms “RELO,” “Company,” “we,” “us” and “our” refer to Real Logic, Inc. and its subsidiary.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2007, the Company sold 60,000 shares of common stock for $30,000. The investors were sophisticated investors with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investors were provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Date:  November 13, 2007

Real Logic, Inc.

By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley
Chief Executive Officer