Form 10KSB
period 2007-12-31
REAL LOGIC INC
filed 2008-04-15
CIK 1126533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-KSB

______________

☑ ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, par value $.001 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes ☐  No ☑

Our revenues for the most recent fiscal year were $0.

The aggregate market value of our common stock held by non-affiliates was approximately $824,800 as of March 31, 2008, based on the average bid and asked price as of that date.

The number of outstanding shares of our common stock on March 31, 2008 was 28,395,580.

Transitional Small Business Disclosure Format: Yes ☐  No ☑

PART – I

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

We look to acquire additional advanced technology vehicles and evaluate the feasibility of integrating potential prototypes into our existing product line. We intend to focus on the International Markets which are looking for dependable and inexpensive transportation.  We believe the Company is one of the first to pioneer a growing niche for alternative transportation, and our goal is to become known as a source for new technology vehicles for transportation.

During the last quarter of the year, in conformity with our dedication to green technology, we pursued several  potential candidates involved in clean energy.  The company intends to establish a Clean Energy Division,  Andover Energy, Inc., that will be a Florida Corporation.  This Division will enable the structure for the company to make multiple acquisitions of clean energy companies.

Subsidiary:  Duncan Motor Company

In June, 2006, we formed a subsidiary, Duncan Motor Company, a Florida Corporation, which is managed by Richard Duncan, the creator of the prototype, who owns 35% of Duncan Motor Company. Joining the Duncan management team is Dr. Robert Wright, an engineer and expert witness for automobile impact who designed the safety features for the prototype. He owns 5% of Duncan Motor Company. The Company owns 60% of Duncan Motor Company.  During the last quarter, 2006, we were fortunate to attract Elena Golovanova, a highly qualified international business woman, who has assumed the position of Director of Marketing and Sales for Duncan Motor Company.

Duncan Business Development

Ms. Golovanova has made significant progress in developing relationships and interested parties for international vehicle sales.  During the year, Ms. Golovanova made two trips to Russia and other neighboring countries in Eastern Europe in order to introduce and make presentations of the Duncan vehicle.  The fuel efficient and low emissions prototype would be utilized in these markets as primary transportation, and our initial Market Selling Pricing was well received.  We expect Ms. Golovanova will conclude several large contract orders as early as the second quarter of 2008.

Throughout the year, the Duncan engineers studied the progress and development of various new market  'batteries' for vehicles that would enable the Company to launch our electric vehicle prototype that has been on the drawing board for over a year.  Utilizing our standard platform frame, we believe our 'e' Duncan, will set a new standard for an inexpensive electric vehicle.  We intend to go into production with a battery powered electric drive system with a generator back up, enabling a driving range over 200 miles that will recharge in only 5 minutes.  The electric drive system(s) will be made available in both on-road and off-road models.

RISK FACTORS

We have limited operating history or revenue and minimal assets. We have limited operating history, and no revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until manufacturing and sales initiate. This may result in the Company incurring net operating losses until we can generate revenues.

Our proposed operations are speculative. The success of our plan of operation will depend to a great extent on the company’s ability to raise capital for manufacturing of products and establish an effective distribution plan.

We face intense competition. We compete with larger, better capitalized companies that have had working relationships with vendors, distributors, financial establishments and other resources that we do not have

Changes in the marketplace. Changes in the market for Alternative Transportation Vehicles and Clean Energy may overtake our progress and cause our product lines to become obsolete or loose market share.

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

Concentration of ownership may reduce the control by other shareholders. Our Chief Executive Officer owns approximately 56% of our outstanding stock. As a result, other investors in our common stock will not have a significant influence on corporate decision-making.

Regulation as a penny stock. The trading price of our stock results in our stock being classified as a “penny stock.” The Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. A penny stock is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended.

Rule 144 sales could affect the Company’s stock price. Most of the outstanding shares of the Company’s Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. Restricted shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell during any three month period, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by nonaffiliated persons after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

Item 2.

Property

We own no real estate. Our corporate offices are located at 340 Royal Poinciana Way, Suite 326 B, Palm Beach, FL., 33480. We pay rent of approximately $2,400 per month for our offices. We believe this space will be adequate for our needs for the foreseeable future.  Our subsidiaries operate from their own strategically located headquarters.

Item 3.

Legal Proceedings

We are not a party to any legal proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders.

During the period covered by this report, there were no matters submitted to our shareholders for a vote.

PART – II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock began trading in the Over-The-Counter market under the symbol "RLLC", on August 29, 2007.   The following table sets forth the high and low bid, as reported by Stockwatch, for our common stock for the calendar periods indicated.

Period	Bid High/Low
2007
3rd Quarter	1.75/1.00
4th Quarter	1.00/ .12

The average of the bid and ask price of our common stock in the over-the-counter market as of March 31, 2008 was $0.14 per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Holders of Record

As of March 31, 2008, we had approximately 1,132 shareholders of our common stock, which is the only class of stock which we have outstanding, according to a shareholder list provided by our transfer agent as of that date. Our transfer agent is Florida Atlantic Stock Transfer.

Recent Sales of Unregistered Securities

None

Dividend Policy

We have never paid cash dividends on our Common Stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company.

Item 6.

Management’s Plan of Operation.

We are a development stage company as defined in the Statement of Financial Accounting Standards No. 7, with limited operations. We have had no Revenues since inception.  In June 2006 we entered into an Asset Purchase Agreement in order to collaborate in the development, manufacture and marketing of a superior design for an off road vehicle, an alternative transportation vehicle, that was capable of providing transportation to many parts of the world, at cost effective pricing. The vehicle was designed to be a lightweight vehicle with minimal fuel consumption, while carrying multiple persons and capable of achieving speeds of up to 70 miles per hour.

Duncan management continues research and development to increase fuel efficiency and lower emissions.   The plan is to continue to use a standard platform frame enabling multiple prototypes for manufacturing at very cost effective pricing.  An electric prototype has been designed that will be brought to market at such time adequate batteries become available to make this model practical and cost effective..

We look to acquire other advanced technologies and are currently planning to establish a new division that will specialize in clean energy technology.

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

As of December 31, 2007, the Company's accumulated deficit was $2,762,445 and we had a working capital deficit of $809,372.  Until we initiate sales of the Duncan vehicle prototypes and achieve profitable operations, we are dependant upon funding from our principal shareholders, Bradford L. Tolley. In order to begin production of the Duncan vehicle, we need a significant amount of capital which we are in the process of securing.

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

Item 8A.

Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information, including financial information, required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer, who is currently serving as the Company's principal financial officer, to allow timely decisions regarding required disclosure based closely on the definition of disclosure controls and procedures in  Rule 13a-15(f). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, based on an evaluation of the Company’s controls and procedures, the Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures, including those pertaining to financial disclosure, were effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

PART – III

Item 9.

Directors, Executive Officers, Promoters and Control Persons

The executive officers and directors of the Company are listed below. Each director was appointed for a term of one year and until their successor is duly elected.

Name	Age	Position

Michael Posner	47	President
Bradford L. Tolley	43	Chief Executive Officer,
		Secretary, Treasurer, Director
William Meade	36	Vice President
Dr. Gerfried Mueller Elena Golovanova	62	Director Director

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

Dr. Gerfried Mueller has been a director of the Company since July 2005. For the past approximately seven years, Dr. Mueller has been a private investor in various opportunities. Dr. Mueller is a graduate of the University of Munich and received a doctorate degree from the University of Zurich. He was a professor for the University of Vienna from 1979 to 1980. Dr. Mueller was Managing Director for his own company specializing in developing and manufacturing of high-tech medical equipment, until sale of his company.

William Meade has been Vice President of the Company since June 2006. Mr. Meade is a licensed attorney, and also holds an MBA in international finance. Mr. Meade has previous experience as a senior equity and convertible bond analyst for a leading money management/hedge fund firm, and has also worked as a Senior Quantitative Analyst for an independent equity research firm.

Elena Golovanova has been a director of the Company since September 2007and is Vice President of Sales and Marketing of our Duncan Motor Company, Inc., a subsidiary.  Ms. Golovanova was born and educated in Russia and has previous experience in International Marketing of next generation automobile lines.  She will oversee the burgeoning European marketplace, Russia, the Ukraine, the Baltic states, the Balkans, and the Commonwealth of Independent States.

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

Item 10.

Executive Compensation

The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the years ended December 31, 2007, 2006 and 2005, by our Chief Executive Officer.  No other executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods.

		Annual Compensation
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Bradford L. Tolley	2007	0	0	83,500	(1)
Chief Executive Officer	2006 2005	0 0	0 0	0 0

———————

(1)

Paid by issuing to Mr. Tolley 350,000 shares of common stock valued at approximately $0.24 per share.

Effective July 1, 2007, the Board of Directors of the Company approved an employment arrangement with Bradford L. Tolley to serve as the Company’s Chief Executive Officer for a term of five years, with a renewal option for an additional three years.  Under the Agreement, Mr. Tolley is to receive an annual base salary of $175,000, plus a bonus based on achieving definitive benchmarks to be established by the Company’s Board of Directors.

No other officer has an employment arrangement with the Company.  They are compensated from time to time based upon services rendered to the Company.  During 2007, Michael Posner, President of Real Logic, Inc., Richard Duncan, President of Duncan Motor Company, and Elena Golovanova, Vice President of Duncan Motor Company, collectively received a total of 85,000 shares of common stock valued at a total of $36,200.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of the Company's Common Stock that were beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock, all as of March 31, 2008. Each of the shareholders listed below has voting and investment power over the shares beneficially owned. As of March 31, 2008 there were issued and outstanding 28,395,580 shares of the Company's common stock.

Name and address of Beneficial Owner	Shares Beneficially Owned	Percent of Class

Bradford L. Tolley	15,835,150	55.8%
326 B Royal Poinciana Way
Palm Beach, FL 33480

Michael Posner	250,000	0.9%
4420 Beacon Circle
West Palm Beach, FL 33407

Gerfried Mueller	300,000	1.1%
326 B Royal Poinciana Way
Palm Beach, FL 33480

William Meade	100,000	0.4%
326 B Royal Poinciana Way
Palm Beach, FL 33480

The Lang Family Trust	3,169,000	11.2%
326 B Royal Poinciana Way
Palm Beach, FL 33480

Elena Golovanova	2,850,000	10.0%
326 B Royal Poinciana Way
Palm Beach, FL., 33480

All Executive Officers and Directors	19,335,150	68.1%
as a group (5 persons)

Equity Compensation Plans

In September 2007, the Company adopted a Stock Compensation Plan. This Plan is intended to advance the best interests of the Company by permitting the Company to issue stock to select employees, officers, directors, and key consultants to the Company and its subsidiaries who have substantial responsibility for the management and growth of the Company and its subsidiaries in order to increase their proprietary interest in the success of the Company, thereby encouraging them to remain in the employ of the Company or any of its subsidiaries.  The Plan is administered by a Committee of two non-employee Directors of the Company.  The Company has reserved a total of 1,000,000 shares for issuance under the Plan, and has filed an S-8 Registration Statement registering the issuance of shares under the Plan.

During 2007, the Company issued a total of 395,000 shares under the Plan.

Item 12.

Certain Relationships and Related Party Transactions

Bradford L. Tolley and/or entities controlled by him have lent us money from time to time in order to fund our operations. The total amount owed to Mr. Tolley and/or his affiliates was $254,566 as of December 31, 2007.  Beginning in January 2007, we pay or accrue $15,000 per month to Tolley Investments, Inc., an affiliate of Mr. Tolley, for professional investment banking services.

Item 13.

Exhibits.

Exhibit Index	Description
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

Item 14.

Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed to the Company for professional services rendered for the audit of the Company’s annual financial statements, review of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was  $14,500 for the year ended December 31, 2006 and $24,675 for the year ended December 31, 2007.

Tax Fees

The aggregate fees billed to the Company for professional services rendered for completion of the Company's tax returns was $500 in 2006 and $1,125 in 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL LOGIC, INC.

By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley,
Chief Executive Officer
Date: April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley,
Director, Chief Executive Officer and Treasurer (principal executive officer and principal financial officer)
Date: April 14, 2008

By:	/s/ GERFRIED MUELLER
Gerfried Mueller, Director
Date: April 14, 2008

By:
Elena Golovanovo, Director
Date: April __, 2008

Baum & Company, P.A.

1515 University Dr. Suite 226

Coral Springs FL 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Real Logic Inc.

(A Development Stage Company)

Palm Beach, Florida

We have audited the accompanying balance sheet of Real Logic Inc. (a development stage company) as of December 31, 2007 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2007 and 2006, and cumulatively from inception, June 28, 1999 to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Logic Inc (a development stage company) as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and cumulatively from inception, June 28, 1999 to December 31, 2007 in conformity with United States generally accepted accounting principles.

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

/s/ Baum & Company, P.A.

Coral Springs, Florida

April 11, 2008

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

ASSETS

Current Assets
Cash	$—
Total current assets	—

Property and Equipment-net	2,260

Other Assets-Security Deposit	1,900

Total Assets	$4,160

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Cash overdraft	$2,666
Accounts payable and accrued expenses	116,130
Accounts payable and accrued expenses-related parties	266,360
Line of credit	25,275
Note payable	130,000
Loans payable	77,500
Loans payable and accrued expenses-related parties	191,441

Total Current Liabilities	809,372

Total Liabilities	809,372

Commitments and contingencies

Stockholders' (Deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued and outstanding

—
Common stock, $0.001 par value, 50,000,000 shares authorized; 26,745,580 shares issued and outstanding	26,756

Additional paid in capital	1,930,487
Deficit accumulated during the development stage	(2,762,445)

Total Stockholders' (Deficit)	(805,212)

Total Liabilities and Stockholders' Equity (Deficit)	$4,160

The accompanying notes are an integral part of the condensed consolidated financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative from Inception (June 28, 1999) To December 31, 2007	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

REVENUES	$—	$—	$—

OPERATING EXPENSES	2,727,185	1,773,831	600,361

Operating (Loss) Before Interest Expense	(2,727,185)	(1,773,831)	(600,361)

Interest (Expense)	(35,260)	(21,217)	(8,016)

(Loss) Before Provision for Income Taxes	(2,762,445)	(1,795,048)	(608,377)

Income taxes	—	—	—

Net (Loss)	$(2,762,445)	$(1,795,048)	$(608,377)

Net (Loss) Per Common Share-Basic and Diluted		$(0.07)	$(0.03)

Weighted Average Shares of Common Stock Outstanding		25,746,607	23,077,778

The accompanying notes are an integral part of the condensed consolidated financial statements

REAL LOGIC, INC.

CONSOLIDATED EQUITY SCHEDULE

DECEMBER 31, 2007

Summary	Number of Shares	Common Stock	Additional Paid-In Capital	Deferred Equity- Based Compensation	Deficit Accumulated During The Development Stage	Total Stockholders’ Deficiency
Balance, December 31, 2005	22,944,580	22,945	254,638	—	(359,020)	(81,437)

Sale of Common Stock
Quarter 1	100,000	100	24,900			25,000
Quarter 2	40,000	40	19,960			20,000
Quarter 3	20,000	20	9,980			10,000
Quarter 4	261,000	261	130,239			130,500

Common Stock Issued for Services
Quarter 1	25,000	25	4,975			5,000
Quarter 4	250,000	250	124,750			125,000

Common Stock Issued for Purchased R&D	125,000	125	31,125			31,250

Net Loss for Year					(608,377)	(608,377)

Balance December 31, 2006	23,765,580	23,766	600,567	—	(967,397)	(343,064)

Sale of Common Stock
Quarter 2	225,000	225	112,275			112,500
Quarter 3	60,000	60	29,940			30,000

Common Stock Issued for Services
Quarter 1	1,900,000	1,900	948,100			950,000
Quarter 3	265,000	265	84,535			84,800
Quarter 4	505,000	505	147,095			147,600

Shares issued to settle A/P
Quarter 3	25,000	25	7,975			8,000

Net loss for the Period					(1,795,048)	(1,795,048)

Balance December 31, 2007	26,745,580	26,746	1,930,487	—	(2,762,445)	(805,212)

The accompanying notes are an integral part of the condensed consolidated financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative From Inception (June 28, 1999) To December 31, 2007	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,762,445)	$(1,795,048)	$(608,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	625	577	48
Stock based compensation	1,315,700	1,182,400	130,000
Stock and note issued for purchased R & D	161,250	—	161,250
Accumulated loss of acquisition	8,711	—	—
Changes in operating assets and liabilities:
Other assets - security deposits	(1,900)	—	—
Accounts payable and accrued expenses	124,130	77,143	14,625
Accounts payable-related parties	320,642	241,360	73,255
Net cash used in operating activities	(833,287)	(293,568)	(229,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	—	(2,885)
Net cash used in investing activities	(2,885)	—	(2,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	2,666	2,666	—
Loans payable proceeds- related parties	276,372	146,172	26,940
Loans payable repayments- related parties	(132,689)	(77,916)	(8,000)
Proceeds from loans payable	77,500	77,500	—
Line of credit - net	25,275	474	24,801
Proceeds from sale of common stock	587,048	142,500	185,500
Net cash provided by financing activities	836,172	291,396	229,241

Net increase (decrease) in cash	—	(2,172)	(2,843)

Cash and equivalents, beginning of period	—	2,172	5,015

Cash and equivalents, end of period	$—	$—	$2,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$8,853	$7,332	$1,521

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$1,315,700	$1,182,400	$130,000
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$—	$—
Stock Issued for Purchased R & D	$31,250	$—	$31,250

The accompanying notes are an integral part of the condensed consolidated financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on June 28, 1999. The Company is in the development stage.  The Company’s has one subsidiary, Duncan Motor Company, Inc., a Florida corporation. All intercompany transactions have been eliminated in consolidation. On October 29, 2002, the Company had changed its corporate name from Xelos, Inc. to Real Logic Inc.

Basis of Accounting

The Company's policy is to prepare its consolidated financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles.  The Company has elected December 31 as its annual year-end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

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

The Company is in its development stage. Business operations are limited to daily office operations, staff’s completion of final stage testing for the launch of our prototype Alternative Transportation Vehicle, and completion of our marketing plan in order to initiate sales of our existing Duncan XTV.   The accumulated deficit during its development stage is $2,762,445.

Earnings (Loss) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of December 31, 2007, and 2006 there are no outstanding stock options or stock warrants that would have affected the computation.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, and notes and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Recent Accounting Pronouncements

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss for the year ended December 31, 2007 of $1,795,048 and cumulatively since inception for the period June 28, 1999 to December 31, 2007 of $2,762,445 and has a working capital deficiency of $809,372 at December 31, 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support these operations. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently raising working capital to continue and expand its operations via a private placement of common stock. The Company has raised $587,048 from inception on June 28, 1999 through December 31, 2007

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2007, property and equipment consisted of the following:

	Useful Life
	(Years)
Computer equipment	5	$2,885
Less accumulated depreciation		(625)
		$2,260

Depreciation expense was $577 and $48 for the years ended December 31, 2007 and 2006, respectively.

NOTE 4 – NOTE PAYABLE

The Company has a $130,000 promissory note payable outstanding pursuant to its purchase of research and development (See Note 7). This note has no maturity date or stated interest rate and is to be repaid as funds become available.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

NOTE 5 - LOANS PAYABLE

During 2007, the Company received an aggregate of $77,500 of loans from individuals for working capital purposes.  The loans payable are due on demand, bear interest at 7%, and are unsecured.  Interest expense on the loans payable was $2,525 for the year ended December 31, 2007 and is included in accounts payable and accrued expenses.

NOTE 6 – STOCKHOLDERS’ DEFICIENCY

On August 29, 2002, the par value of common stock was changed to $.001. During 2002, the Company sold 8,846,000 shares of common stock at par value for $8,846 and 600 shares of common stock for $32,700. The Company issued 300,000 shares for services valued at $300.

In February 2003, the Company issued 6,525,000 shares of common stock at par value for $6,525 of prior advances.

During 2005, the Company sold to various investors 3,752,500 shares of common stock for $217,500. The Company issued 50,000 shares for services valued at $3,000. On September 9, 2005, the Company issued 871,080 shares to the Timber Property Shareholders upon the merger of Timber Property, Inc., into Real Logic, Inc.

In January 2006, the Company issued 100,000 shares of its common stock to a private investor for $25,000, and 20,000 shares of its common stock to a private investor for $5,000.  In April 2006, the Company issued 25,000 shares of its common stock for consulting services valued at $5,000, and 40,000 shares of its common stock for $20,000.  In June 2006, the Company issued 125,000 shares of its common stock (valued at $31,250) for purchased R&D.  In September 2006, the Company issued 20,000 shares of its common stock to a private investor for $10,000. In October and November 2006, the Company issued 261,000 shares of its common stock to private investors for $130,500. In December 2006, the Company issued 250,000 shares for consulting services valued at $125,000.

During 2007, the Company issued an aggregate of 285,000 common shares in exchange for cash proceeds of $142,500.  During 2007, the Company issued an aggregate of 2,670,000 common shares in exchange for services rendered having a fair value of $1,182,400.  During 2007, the Company issued 25,000 common shares to settle $8,000 of accounts payable.

NOTE 7 – ACQUISITION & PURCHASED R&D

On June 7, 2006, the Company acquired a sixty percentage equity position in a new alternative transportation vehicle with an Asset Purchase Agreement pursuant to which the Company acquired certain in-process research and development. The Agreement called for the formation of a new entity in which the Company would hold a 60% ownership interest, with the remaining 40% owned by two individuals. One of these individuals assigned to the Company certain research and development with a value of $130,000 in exchange for a promissory note of $130,000. Additionally, the Company issued 125,000 shares of its common stock to the two individuals.

The research and development was expensed in accordance with SFAS No. 2, “Accounting for Research and Development Costs”. The value of the stock issued by the Company was determined by management to be $0.25 per share (or $31,250) based upon the most recent sale of unregistered common stock, at that time.

The Company has not booked any goodwill for the research and development, and as such treated the goodwill as having been impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Line of Credit

At December 31, 2007, the Company had an outstanding balance due of $25,275 against a $25,000 revolving line of credit with a bank at an annual interest rate of 29.99%. This line was guaranteed by the Chief Executive Officer and a related party.

Operating Lease

The Company rents office space in Palm Beach, Florida, under a lease that commenced in April 1, 2007 and expires in March 31, 2010. Rent expense was $30,415 and $25,880 for the years ended December 31, 2007 and 2006, respectively.  The following is a schedule by years of future minimum rental payments required under the operating lease that has an initial or remaining noncancelable lease term in excess of one year as of December 31, 2007:  2008 - $29,589; 2009 - $31,068; 2010 - $8,155.

NOTE 9 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses, related parties includes accounts payable of $224,600, accrued expenses of $30,400 and interest accrued on loans payable of $11,360.

Loans Payable

Loans payable, related parties includes loans for working capital purposes in the amount of $191,441, of which $189,441 bears 7% interest and $2,000 is non-interest bearing. Interest expense on the loans payable was $11,360 for the year ended December 31, 2007 and is included in accounts payable and accrued expenses. Loans payable, related parties also includes $180,000 of accrued expense to Tolley Investments, Inc., an affiliate of Bradford L. Tolley, for professional investment banking services.

NOTE 10 - INCOME TAX

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

	Year ended December 31,
	2007	2006
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	—%	—%

The Company has a net operating loss carry forward as of December 31, 2007 of approximately $1,580,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carryforwards expires at various dates through 2027.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

NOTE 11 - OPERATING EXPENSES

Operating expenses for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Share-based compensation	$1,182,400	$—
Management Fee	180,000	120,000
Salaries	87,500	—
Professional fees	77,035	50,652
Purchased R&D	—	161,250
Other general and administrative	246,896	268,459
Total operating expenses	$1,773,831	$600,361

NOTE 12 - SUBSEQUENT EVENTS

During the First Quarter 2008, the Company issued an aggregate of 1,000,000 common shares in exchange for cash proceeds of $100,000. During the First Quarter 2008, the Company issued an aggregate of  580,000 common shares in exchange for services rendered having a fair value of $71,100 . During the First Quarter, 2008, the Company issued 70,000 common shares for services rendered that were incurred as of year end.

NOTE 13 - RECENT ACCOUNTING PRONOUNCMENTS

In May 2007, the FASB issued  FIN 48-1, Definition of Settlement in FASB Interpretation No. 48  (“the FSP”), which provides guidance for determining  whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141,  “ Business Combinations,”  which, establishes for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that this interpretation will have a material impact on its financial statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, beginning December 15, 2008. . The Company does not expect that this interpretation will have a material impact on its financial statements.