Form 10QSB
period 2008-03-31
REAL LOGIC INC
filed 2008-06-13
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

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

28,460,580 shares as of May 31, 2008

———————

Transitional Small Business Disclosure Format (check one):   ☐ Yes   ☒ No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS

Current Assets
Cash	$20,318	$—

Total Current Assets	20,318	—

Property and equipment, net	2,116	2,260

Other assets, security deposit	1,900	1,900

Total Assets	$24,334	$4,160

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Cash overdraft	$—	$2,666
Accounts payable and accrued expenses	151,902	116,130
Accounts payable and accrued expenses, related parties	395,230	266,360
Line of credit	23,810	25,275
Note payable	130,000	130,000
Loans payable	77,500	77,500
Loans payable- related parties	212,566	191,441
Total Current Liabilities	991,008	809,372

Total Liabilities	991,008	809,372

Commitments and contingencies

Stockholders' (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 28,460,580 and 26,745,580 shares issued and outstanding, respectively	28,461	26,746
Additional paid-in capital	2,119,522	1,930,487
Deficit accumulated during the development stage	(3,114,657)	(2,762,445)

Total Stockholders' (Deficit)	(966,674)	(805,212)

Total Liabilities and Stockholders' (Deficit)	$24,334	$4,160

The accompanying notes are an integral part of the condensed consolidated financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative From Inception (June 28, 1999) To March 31, 2008	For the Three Months Ended March 31,
		2008	2007

REVENUES	$—	$—	$—

OPERATING EXPENSES	3,073,763	346,578	742,504

Operating (Loss) Before Interest Expense	(3,073,763)	(346,578)	(742,504)

Interest (Expense)	(40,894)	(5,634)	(5,216)

(Loss) Before Provision for Income Taxes	(3,114,657)	(352,212)	(747,720)

Income Taxes	—	—	—

Net (Loss)	$(3,114,657)	$(352,212)	$(747,720)

Net (Loss) Per Common Share - Basis and Diluted		$(0.01)	$(0.03)

Weighted Average Shares of Common Stock Outstanding		27,749,811	24,305,580

The accompanying notes are an integral part of the condensed consolidated financial statements

REAL LOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative From Inception (June 28, 1999) To March 31, 2008	For the Three Months Ended March 31,
		2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,114,657)	$(352,212)	$(747,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	769	144	144
Stock based compensation	1,354,850	39,150	625,000
Stock and note issued for purchased R & D	161,250	—	—
Accumulated loss of acquisition	8,711	—	—
Changes in operating assets and liabilities:
Other assets, security deposits	(1,900)	—	—
Accounts payable and accrued expenses	174,502	50,372	30,921
Accounts payable and accrued expenses-related parties	486,512	165,870	76,821
Net cash used in operating activities	(929,963)	(96,676)	(14,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	—	—
Net cash used in investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft repayment	—	(2,666)	—
Loans payable proceeds, related parties	303,652	27,280	37,370
Loans payable repayments, related parties	(138,844)	(6,155)	(8,659)
Proceeds from loans payable	77,500	—	—
Line of credit, net	23,810	(1,465)	(43)
Proceeds from sale of common stock	687,048	100,000	—
Net cash provided by financing activities	953,166	116,994	28,668

Net increase (decrease) in cash	20,318	20,318	13,834

Cash and equivalents, beginning of period	—	—	2,172

Cash and equivalents, end of period	$20,318	$20,318	$16,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$9,618	$765	$1,283

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$1,354,850	$39,150	$950,000
Stock issued for acquisition of Timber Property, Inc.	$8,711	$—	$—
Stock issued for purchased R & D	$31,250	$—	$—
Stock issued to settle accounts payable and accrued expenses	$59,600	$51,600	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

The Company was organized under the laws of the State of Florida on June 28, 1999. The Company is in the development stage. The Company is a “Development Company” whose purpose is to bring to market its existing prototype alternative transportation vehicle, continue to develop other designs and new prototypes with more advanced, environmentally friendly capabilities, and developing its new subsidiary, Andover Energy, Inc. which will focus on clean energy.

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

INTERIM STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and these adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended on December 31, 2007 on Form 10-KSB of  Real Logic Inc. as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 30, 2008.

DEVELOPMENT STAGE

The Company is in its development stage. The Company is currently operating with targeted goals and operations, focusing on corporate issues, marketing and sales plans for its Alternative Transportation Vehicle prototypes and developing its new subsidiary, Andover Energy, Inc. which will focus on clean energy. The accumulated deficit during its development stage is approximately $ 3,114,657.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008NET EARNINGS (LOSSES) PER SHARE

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 “Earnings Per Share”. Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of March 31, 2008, there are no outstanding stock options or stock warrants that would have affected the computation.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period January 1, 2008 to March 31, 2008 of $ 352,212 and $3,114,657 cumulatively since inception and has a working capital deficit at March 31, 2008 of $ 966,674. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business of manufacturing their prototype and funding a wind farm joint venture. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via a private placement of common stock. The company has raised $ 687,048 since inception through March 31, 2008 via common stock sales.

NOTE 3 - INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the year ending December 31, 2007 the effective income tax rate is:

December 31, 2007
Statutory federal income tax rate	34%
Valuation allowance	(34)
Effective tax rate	—%

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

The Company has a net operating loss carry forward as of March 31, 2008 of approximately $ 3,114,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

Loan Payable

The Company’s officers and directors have advanced funds to the company for working capital. These advances are unsecured, bear interest at 7% per annum and have no scheduled repayment. For the three months ending March 31, 2008 interest expense of   $ 3,520 has been accrued and the total accrued interest balance at March 31, 2008 is

$ 14,880

Management Fees

In 2005 the Board of Directors had approved a management fee of $ 10,000 per month to Tolley Investments, Inc. (wholly-owned by a related party). This has been revised by a corporate resolution dated January 31, 2007 increasing the monthly management fee to $ 15,000 effective January 1, 2007. As of March 31, 2008 , the Company has accrued $ 182,100 of unpaid management fees.

NOTE 5 - CAPITAL TRANSACTIONS

In the First Quarter 2008, the Company sold to one investor One Million (1,000,000) shares of 144 Restricted Common Stock for $100,000.

Restricted Stock Based Compensation

In the First Quarter, the Board of Directors approved stock based compensation of Forty Five Thousand (45,000) shares of restricted common stock valued at $ 6,600 for outside Consultancy services. Additionally, one consultant was issued One Hundred Thousand (100,000) shares of restricted common stock valued at $17,000 to cover the short fall payment resulting from previous stock issued for services which did not pay his invoice in full.

S8 Stock Based Compensation Plan

In the First Quarter, the Executive Committee utilized the Company's Stock Compensation Plans to approve One Hundred and Twenty Five Thousand (125,000) Shares valued at $ 15,550 that was issued to various management personnel and consultants. The Chief Executive Officer was issued Three Hundred and Twenty Five Thousand (325,000) Shares valued at $ 37,000 which was applied against his salary accrual.

One Hundred Twenty Thousand (120,000) Shares, valued at $ 14,600 were issued in the First, Quarter as payment of accounts payable and accrued expenses.

None of the authorized stock warrants have been issued, to date.

NOTE 6 – PROPERTY AND EQUIPMENT

At March 31, 2008, property and equipment consist of the following:

	Useful Life (Years)

Computer equipment	5	$2,885
Less accumulated depreciation		769
		$2,116

For the three months ended March 31, 2008 and 2007, depreciation expense amounted to $ 144 and $144, respectively.

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 7 - ACQUIRED RESEARCH AND DEVELOPMENT AND GOODWILL

On June 7, 2006, the Company entered into an Agreement for the development of an alternative transportation vehicle, pursuant to which the Company acquired certain in-process research and development. This transaction was consummated on July 20, 2006. The agreement called for the formation of a new entity in which the Company holds a 60% ownership interest, with the remaining 40% owned by two individuals. One of these individuals contributed certain research and development with a value of $130,000 in exchange for a promissory note of $130,000 from the Company. This $130,000 was expensed to purchased research and development per SFAS #2 in 2006.

The Company also issued in 2006 125,000 shares of its common stock, valued at $31,250 to the two individuals. The Company determined that any goodwill arising on this had no inherent value and as such treated the goodwill as having been impaired in accordance with SFAS #142.

NOTE 8 - LEASE COMMITMENTS

The company rents office space in Palm Beach Florida, under a lease agreement that was recently renewed for an additional three years, expiring in March, 2010. The lease agreement is in the name of the Company’s CEO.

The rent expense for the three months ending March 31, 2008 and 2007 was $ 7,045 and $ 9,170, respectively. Estimated annual lease payments are: 2008-$ 29,589,

2009 $ 31,068 and 2010 $ 8,155.

NOTE 9 – NOTES AND LOANS PAYABLE

In August 2006, the company obtained an unsecured $25,000 revolving line of credit at a bank, bearing interest currently at 29.9%. The obligation is personally guaranteed by the corporate officers of the Company. As of March 31, 2008, the company has a balance due of $23,810.

The company has a $130,000 promissory note outstanding pursuant to its purchase of research and development. This note has no maturity date or stated interest rate and is to be repaid as funds become available.

As of March 31, 2008, the company has a total of $ 290,066 loans payable bearing interest at 7% payable to a number of related and unrelated parties who have lent monies to the company at various times.

NOTE 10 – OPERATING EXPENSES

Operating expenses for the three months ending March 31, 2008 and 2007 were:

	2008	2007
Management Fee	$45,000	$45,000
Stock Based Compensation	39,150	500,000
Consulting Expenses	130,350	125,000
Salaries	60,250	—
Other general and administrative	71,828	72,504
Total operating expenses	$346,578	$742,504

REAL LOGIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141(R), “Business combinations,” which replaces SFAS No. 141, “Business Combinations,” which, establishes for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. SFAS No, 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that this interpretation will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 1419(R). The Company does not expect that this interpretation will have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

OVERVIEW

The Company’s plans are to grow by acquisition and joint venture with start up technology companies that present unique opportunities for growth. To date, we have acquired one Alternative Transportation Vehicle prototype, the ‘Duncan’, that is a low emissions and fuel efficient vehicle.  Subsequent to the acquisition, the Company has upgraded the original Duncan design and specifications in order to manufacture a better product that will address the specific needs and concerns of the marketplace as it relates to eco conscious persons and clean renewable fuel for transportation. Concurrently, our engineers are, also, working on final specifications for an electric prototype, the ‘eDuncan’ model.  The Company has a competitive cost advantage using a standardized platform frame for both models. Ms. Golovanova, Vice President of Marketing and Sales is concentrating on developing International business in order to jump start sales for this year.

During the First Quarter, the Company entered into a Confidentiality and Non Circumvention Agreement, Binding Term Sheet and Memorandum of Understanding with a company to acquire a substantial position in their new technology for Wind Turbines. Management has spent a considerable amount of time, effort, as well as funds, performing Due Diligence of the technology, as well as market analysis. Management expects to close the agreement which will be structured as a Joint Venture that is expected to initiate operations during the Third Quarter of this year.

Management is also pursuing acquisition for Solar Technology pursuant to our plan for making multiple acquisitions of clean energy companies.

SUBSIDIARIES

In June, 2006, we formed a subsidiary, Duncan Motor Company, a Florida Corporation, which was to be managed by Richard Duncan, the creator of the Duncan prototype. Joining the Duncan management team was Dr. Robert Wright, an engineer and expert witness for automobile impact who designed the safety features for the prototype.

In April 2008, we formed a new subsidiary, Andover Energy, Inc., a Florida corporation. Currently, Real Logic, Inc., owns 100% of this entity.

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

In this Quarterly report on Form 10-QSB the terms “RELO,” “Company,” “we,” “us” and “our” refer to Real Logic, Inc. and its subsidiary.

Item 3. Controls and Procedures.

The Company is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its principal financial officer, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures in Rule 13a-15(f). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, based on an evaluation of the Company’s controls and procedures, the Company’s Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not as effective as they needed to be and that a significant deficiency existed as of March 31, 2008. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

We have been experiencing difficulty in retaining qualified accounting personnel to input our financial transactions, which has caused us to be late with the generation of our internal financial statements, and unable to timely receive a review of our financial statements by our independent outside firm. To correct this deficiency, we are actively seeking to upgrade our accounting processes.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2008, the Company sold 1,000,000 shares of common stock for $100,000. The investors were sophisticated investors with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investors were provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

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

Date: June 13, 2008

Real Logic, Inc.

By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley
Chief Executive Officer