Form 10-Q
period 2008-06-30
Andover Energy Holdings, Inc.
filed 2008-08-15
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-25003

———————

Andover Energy Holdings, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	65-1045849
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

340 Royal Poinciana Way, Suite 326B, Palm Beach, FL., 33480

(Address of Principal Executive Office) (Zip Code))

561-833-9808

(Registrant’s telephone number, including area code)

Real Logic, Inc.

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		x	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		x
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			Yes	x	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 31,110,580 shares as of July 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

	June 30 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash	$31,423	$—

Total Current Assets	31,423	—

Property and equipment, net	1,972	2,260

Other assets, security deposit	1,900	1,900

Total Assets	$35,295	$4,160

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Cash overdraft	$—	$2,666
Accounts payable and accrued expenses	79,117	116,130
Accounts payable and accrued expenses, related parties	482,230	266,360
Line of credit	17,450	25,275
Note payable	130,000	130,000
Loans payable	77,500	77,500
Loans payable- related parties	186,803	191,441
Total Current Liabilities	973,100	809,372

Total Liabilities	973,100	809,372

Commitments and contingencies

Stockholders' (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 31,070,580 and 26,745,580 shares issued and outstanding, respectively at June 30, 2008 and December 31, 2007	31,071	26,746
Additional paid-in capital	2,478,807	1,930,487
Non-controlling interest in subsidiary	694	—
Deficit accumulated during the development stage	(3,448,557)	(2,762,445)

Total Stockholders' (Deficit)	(937,985)	(805,212)

Total Liabilities and Stockholders' (Deficit)	$35,115	$4,160

The accompanying notes are an integral part of the condensed consolidated financial statement.

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative From Inception (June 28, 1999) To June 30,	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2008	2007	2008	2007
REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES	3,407,035	679,850	993,258	333,273	250,754

Operating (Loss) Before Interest Expense	(3,407,035)	(679,850)	(993,258)	(333,273)	(250,754)

Interest (Expense)	(45,932)	(10,672)	(11,029)	(5,038)	(5,813)

(Loss) Before Provision for Income Taxes and Minority Interest	(3,452,968)	(690,523)	(1,004,287)	(338,311)	(256,567)

Income Taxes	—	—	—	—	—

Net (Loss) before Non Controlling Interest in Subsidiary	(3,452,968)	(690,523)	(1,004,287)	(338,311)	(256,567)

Minority Interest in Loss of Subsidiary	(4,411)	(4,411)	—	(4,411)	—

Net (Loss)	$(3,448,557)	$(686,112)	$(1,004,287)	$(333,900)	$(256,567)

Net (Loss) Per Common Share -
Basic and Diluted		$(0.02)	$(0.04)	$(0.01)	$(0.01)

Weighted Average Shares of Common Stock Outstanding		28,241,651	25,204,668	29,910,580	25,829,042

The accompanying notes are an integral part of the condensed consolidated financial statement.

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative From Inception (June 28, 1999) To June 30,	For the Six Months Ended June 30,
	2008	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,448,557)	$(686,112)	$(1,004,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	914	289	288
Stock based compensation	1,440,850	125,150	766,666
Stock and note issued for purchased R & D	161,250	—	—
Accumulated loss of acquisition	8,711	—	—
Non-controlling interest in subsidiary loss	4,411	4,411
Changes in operating assets and liabilities:
Other assets, security deposits	(1,900)	—	—
Accounts payable and accrued expenses	135,141	11,011	23,806
Accounts payable and accrued expenses- related parties	536,512	215,870	—
Net cash used in operating activities	(1,162,668)	(329,381)	(213,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	—	—
Net cash used in investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	2,666	—	—
Loans payable proceeds, related parties	303,642	27,270	201,910
Loans payable repayments, related parties	(138,844)	(6,155)	(72,151)
Proceeds from loans payable	77,500	—	—
Line of credit, net	17,450	(7,825)	(1,017)
Proceeds from sale of common stock	937,048	350,000	112,500
Net cash provided by financing activities	1,199,462	363,290	241,242

Net increase (decrease) in cash	33,909	33,909	27,715

Cash and equivalents, beginning of period	—	—	2,172

Cash and equivalents, end of period	$33,909	$33,909	$29,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$9,618	$765	$1,283

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$1,440,850	$125,150	$766,666
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$—	$—
Stock Issued for Purchased R & D	$31,250	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statement.

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

The Company was organized under the laws of the State of Florida on June 28, 1999. The Company is in the development stage. The Company is a “Development Company” whose sole purpose is to acquire new technology and companies relating to clean energy.

On October 29, 2002, the Company changed its corporate name from Xelos, Inc. to Real Logic, Inc. On July 25, 2008, the Company changed its corporate name from Real Logic, Inc., to Andover Energy Holdings, Inc.

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

INTERIM STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  As such, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and these adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the financial statements for the year ended on December 31, 2007 on Form 10-KSB of   Andover Energy Holdings Inc. (formerly Real Logic Inc.)  as filed with the Securities and Exchange  Commission.  The results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 30, 2008.

DEVELOPMENT STAGE

The Company is in its development stage. The Company is currently operating with targeted goals and operations, focusing on developing its new subsidiary, Andover Energy, Inc. which will focus on clean energy. The accumulated deficit during its development stage is approximately $ 3,448,557.

NET EARNINGS (LOSSES) PER SHARE

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 “Earnings Per Share”. Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of June 30, 2008, there are no outstanding stock options or stock warrants that would have affected the computation.

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period January 1, 2008 to June 30, 2008 of $686,112 and $3,448,557 cumulatively since inception and has a working capital deficit at June 30, 2008 of $937,986. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business of manufacturing their prototype and funding a wind farm joint venture. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via a private placement of common stock. The company has raised $350,000 through June 30, 2008 through sales of stock.

NOTE 3 - INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the six months ending June 30, 2008 and for the year ending December 31, 2007 the effective income tax rate is:

	Period ending
	June 30, 2008	December 31, 2007
Statutory federal income tax rate	34%	34%
Valuation allowance	(34%)	(34%)
Effective tax rate	—%	—%

The Company has a net operating loss carry forward as of December 31, 2007 of approximately $2,762,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expire at various dates through 2027.

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 4 - RELATED PARTY TRANSACTIONS

Loan Payable

The Company’s officers and directors have advanced funds to the company for working capital. These advances are unsecured, bear interest at 7% per annum and have no scheduled repayment. For the six months ending June 30, 2008 interest expense of $6,627 has been accrued and the total accrued interest balance at June 30, 2008 is $17,986.

Management Fees

In 2005 the Board of Directors had approved a management fee of $ 10,000 per month to Tolley Investments, Inc. (wholly-owned by a related party). This has been revised by a corporate resolution dated January 31, 2007 increasing the monthly management fee to $ 15,000 effective January 1, 2007. For the six months ended June 30, 2008, the Company has accrued $90,000 of unpaid management fees.

NOTE 5 - CAPITAL TRANSACTIONS

In the Second Quarter of 2008, the Company sold to 5 investors 2,000,000 shares of 144 Restricted Common Stock for $200,000.

One Hundred Twenty Thousand (120,000) Shares, valued at $ 31,000 were issued in the Second Quarter as payment of accounts payable and accrued expenses.

In the Second Quarter of 2008, the Company issued 210,000 shares of restricted stock valued at $ 23,500 for services .

In the Second Quarter of 2008, the Company issued 200,000 shares of restricted stock related to guarantees of: stock prices and timing of free trading of subscribed stock sales.

In the Second Quarter of 2008, the Company sold 2% of its Andover Energy Inc. subsidiary for $ 50,000 and issued  2.5% of its investment in Andover Energy for consulting services valued at $ 62,500.

None of the authorized stock warrants have been issued, to date.

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 6 – PROPERTY AND EQUIPMENT

At June 30, 2008, property and equipment consist of the following:

	Useful Life Yrs
	5
Computer equipment		$2,885
Less accumulated depreciation		914
		$1,972

For the three months ended June 30, 2008 and 2007, depreciation expense amounted to $289 and $288, respectively.

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

The rent expense for the six months ending June 30, 2008 was $14,347. Estimated annual lease payments are: 2008-$ 29,589, 2009 $ 31,068 and 2010 $ 8,155.

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 9 – NOTES AND LOANS PAYABLE

In August 2006, the company obtained a $25,000 revolving line of credit, The obligation had been personally guaranteed by a corporate officer of the Company. As of July 5, 2008, the Line of Credit was paid in full and the account was closed.

The company has a $130,000 promissory note outstanding pursuant to its purchase of research and development. This note has no maturity date or stated interest rate and is to be repaid as funds become available.

As of June 30, 2008, the company has a total of $264,303 Loans Payable bearing interest at 7% payable to a number of related and unrelated parties who have lent monies to the company at various times.

Interest expense for the six months ending June 30, 2008 and 2007 was $10,672 and $11,029 respectively.

NOTE 10 – OPERATING EXPENSES

Operating expenses for the six months ending June 30, 2008 and 2007 were:

	2008	2007
Management Fee	$90,000	$90,000
Stock Based Compensation	125,150	766,666
Consulting Expenses Salaries	201,402 120,500	- -
Other general and administrative	142,798	136,592
Total operating expenses	$679,850	$993,258

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 11 – NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2.

Management’s Discussion and Analysis of Financial Condition And Results of Operations.

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and explanatory notes for the three month period ended June 30, 2008 included as part of this quarterly report, and our (2) audited annual financial statements and explanatory notes for the year ended December 31, 2007, as disclosed in our annual report on form 10KSB for that year as filed with the SEC.

Overview

Andover Energy Holdings, Inc., ( "Andover Energy Holdings", the "Company", "we", "us", "our", is structured as a holding company with subsidiaries which we intend to grow by acquisition and joint venture with start up technology companies that present unique opportunities for growth in the clean energy industry, including wind power and solar power, in addition to acquisitions of related industry manufacturing entities.

During the Second Quarter, management focused on concluding its acquisition of a new wind turbine technology, as to which the Company had previously entered into agreement. The parties have entered into a Confidentiality and Non Circumvention Agreement, a binding Term Sheet and a Memorandum of Understanding. These documents relate to specific terms upon which the Company is to acquire majority ownership in a new wind turbine technology for which there is a patent pending. Management has spent a considerable amount of time, effort, and expense in performing a methodical due diligence of the new technology and the principals who, by agreement, are to assume management of a new Company subsidiary.

We formed a new subsidiary, Andover Energy, Inc., which is 95.5% owned by the Company. Andover Energy intends to specialize in taking the wind farm developer position, supplying wind turbine equipment, expertise and development on select land site locations.

Results of Operations

The Company had no revenues or corresponding costs from products sales or services for the three month or six month periods ending June 30, 2008 and 2007.

General and administrative expenses for the three month period ended June 30, 2008 were $333,273, as compared to $250,754 for the corresponding interim period in fiscal 2007. The primary components of general and administrative expenses for the three month period ended June 30, 2008 were legal and accounting, general consulting fees, salaries and stock based compensation. The $82,519 increase in general and administrative expenses for the three month period ended June 30, 2008 was principally attributable to increased consulting expenses.

We incurred a net loss of $333,900 for the three month period ended June 30, 2008, as compared to $256,567 for the same period in 2007. The $77,333 increase for the three month period ended June 30, 2008 was attributable to the increase in general and administrative expenses.

Plan of Operation

Our overall plan of operation for the twelve month period beginning July 1, 2008 is to (1) conclude due diligence for the new wind turbine technology that we have under agreement, and (2) conclude negotiations for one specific site where the wind velocity is substantial and the site is in proximity to a major transmission line.

In our most recent internal financial projections, we estimate that the Company will need to raise a significant amount of capital to cover our initial costs for our first wind farm development. We anticipate that we will need to add additional staff, either as employees or consultants, principally to function as engineers and technical service providers for wind turbines. Our anticipated revenues and expenses upon which our projections are based could vary from our pro forma projections. Management is continually re evaluating our pro forma projections as it relates to completion of our first wind farm development. See those sections of this quarterly report, "Uncertainties and Risk Factors That May Affect Our Future Results and Financial Conditions".

Liquidity and Capital Resources

We have historically financed our operations through a combination of management and major shareholder loans to the Company, in addition to limited sales of our common shares, which were sold to qualified investors personally known to management.

Capital Resources Going Forward

We have approximately $31,423 of cash on hand as of June 30, 2008 to fund our operations going forward. The only credit facility that we had was paid in full and closed, due to the high monthly interest charge. We have historically funded our monthly cash requirements from available cash, making payments to select service providers in common shares in lieu of cash. Although, our historical sources of capital have satisfied our cash needs to date, our ability to fund operations going forward will remain dependent upon a number of factors, including market conditions, and no assurance can be given that these sources of liquidity will be sufficient to cover our anticipated cash expenditures for next twelve month period, as discussed above in 'Plan of Operation'. Moreover, our anticipated costs and expenses could increase for a number of reasons, including unanticipated costs and expenses incurred as we operate and expand our business. See "Uncertainties and Risk Factors That May Affect Our Future Results and Financial Condition'.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations have been based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

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

UNCERTAINTIES AND RISK FACTORS THAT MAY
AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this quarterly report, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this quarterly report should be considered carefully in evaluating our company and our business and the value of our securities. The order of presentation of each such uncertainty and risk should not be inferred to be indicative of the relative importance of such matter. Moreover, the following list should not be construed to imply that it is necessarily exhaustive.

Our limited operating history makes it difficult to predict our future operating results and to otherwise assess or predict the likelihood of our business success.

We have no sales revenues to date and have accumulated losses since our inception. Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred cumulative net losses in the amount of $3,448,557 from our inception through June 30, 2008. We project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive in the near future.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the company or disadvantageous to our existing shareholders. Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the company or disadvantageous to our existing shareholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.

We currently have limited marketing and sales capability, both in house and through external channels. Our ability to actively market and promote our wind farm development services will require significant amounts of capital

We intend to rely upon the third-party manufacturers or suppliers to manufacture our wind turbines.. Should these manufacturers fail to perform as expected or delay delivery of turbine orders, this will significantly impact our ability to complete a site development. We cannot give you any assurance that we will have priority status with wind turbine manufacturers or procure other third party suppliers for our orders due to the increasingly strong demand for turbines and the limited number of manufacturing companies for these products.

We are dependent for our success on a few key executive officers. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital. Our success depends to a critical extent on the continued efforts of services of our executive management team comprised of Bradford L. Tolley, our Chief Executive Officer, and Michael Posner, our President.

General Risks Relating To An Investment In Our Securities

Our common shares are sporadically or “thinly” traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. Our common shares have historically been sporadically or “thinly” traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unestablished company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

The market price for our common shares has a small and thinly-traded public float and is particularly volatile given our status as a relatively new trading company and our limited operating history, with no revenues, all of which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market, and you may be unable to sell your common shares for any amount above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, we have relatively few common shares outstanding in the “public float” since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without a material reduction in share price. Secondly, we are a speculative or “risky” investment due to our limited operating history, no revenues and uncertainty of future market acceptance for our products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our products and services as viable market solution; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

As single shareholder currently beneficially owns more than half of our outstanding common shares, that shareholder retains the ability to influence or control our management and the outcome of corporate actions requiring shareholder approval notwithstanding the overall opposition of our other shareholders. This concentration of ownership could discourage or prevent a potential takeover of our company that might otherwise result in your receiving a premium over the market price for your common shares.

It is likely that we will be required to issue a large number of shares of our common stock in order to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

Not Required

Item 4T.

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

As of the end of the period covered by this report, based on an evaluation of the Company’s controls and procedures, the Company’s Chief Executive Officer and principal financial consultant concluded that the Company’s disclosure controls and procedures were much improved and there were no deficiencies as of June 30, 2008.  Additional accounting personnel have been added, and the Company’s internal controls procedures have been correspondingly modified and implemented.

PART II – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30 2008, the Company sold 2,000,000 shares of common stock for $200,000. The investors were sophisticated investors with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933. The proceeds were applied toward working capital.

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

Date: August 14, 2008

Andover Energy Holdings, Inc.

By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley
Chief Executive Officer