Form 10-Q
period 2008-09-30
Andover Energy Holdings, Inc.
filed 2008-11-18
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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

(Address of Principal Executive Office) (Zip Code)

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 31,810,530 shares as of September 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current Assets
Cash	$2,411	$––

Total Current Assets	2,411	––

Property and equipment, net	1,827	2,260

Other assets, security deposit	1,900	1,900

Total Assets	$6,138	$4,160

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Cash overdraft	$––	$2,666
Accounts payable and accrued expenses	184,672	116,130
Accounts payable and accrued expenses, related parties	571,146	266,360
Line of credit	––	25,275
Note payable	130,000	130,000
Loans payable	77,500	77,500
Loans payable- related parties	185,869	191,441
Total Current Liabilities	1,149,187	809,372

Total Liabilities	1,149,187	809,372

Commitments and contingencies

Stockholders' (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;	––	––
none issued and outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized;	31,811	26,746
31,810,580 and 26,745,580 shares issued and outstanding, respectively as September 30, 2008 and December 31, 2007
Additional paid-in capital	2,536,167	1,930,487
Non-controlling interest in subsidiary	694	––
Deficit accumulated during the development stage	(3,711,721)	(2,762,445)

Total Stockholders' (Deficit)	(1,143,049)	(805,212)

Total Liabilities and Stockholders' (Deficit)	$6,138	$4,160

The accompanying notes are an integral part of the condensed consolidated financial statements

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative From Inception
	(June 28, 1999)
	To September 30,	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2008	2007	2008	2007
REVENUES	$––	$––	$––	$––	$––

OPERATING EXPENSES	3,665,024	937,839	1,277,492	257,989	284,234

Operating (Loss) Before Interest Expense	(3,665,024)	(937,839)	(1,277,492)	(257,989)	(284,234)

Interest (Expense)	(51,108)	(15,848)	(15,103)	(5,176)	(4,074)

(Loss) Before Provision for Income Taxes and Minority Interest	(3,716,132)	(953,687)	(1,292,595)	(263,165)	(288,308)

Income Taxes	––	––	––	––	––

Net (Loss) before Minority Interest	(3,716,132)	(953,687)	(1,292,595)	(263,165)	(288,308)

Minority Interest in Loss of Subsidiary	(4,411)	(4,411)	––	––	––

Net (Loss)	$(3,711,721)	$(949,276)	$(1,292,595)	$(263,165)	$(288,308)

Net (Loss) Per Common Share -
Basis and Diluted		$(0.03)	$(0.04)	$(0.01)	$(0.01)

Weighted Average Shares of Common
Stock Outstanding		29,470,955	25,463,291	31,669,364	25,972,102

The accompanying notes are an integral part of the condensed consolidated financial statements

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative From Inception
	(June 28, 1999) To September 30,	For the Nine Months Ended September 30,
	2008	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,711,721)	$(949,276)	$(1,292,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,058	433	432
Stock based compensation	1,477,128	161,428	936,883
Stock and note issued for purchased R & D	161,250	––	––
Accumulated loss of acquisition	8,711	––	––
Non-controlling interest in subsidiary loss	4,411	4,411
Changes in operating assets and liabilities:
Other assets, security deposits	(1,900)	––	––
Accounts payable and accrued expenses	234,982	110,852	40,116
Accounts payable and accrued expenses-related parties	641,508	320,866	67,100
Net cash used in operating activities	(1,184,573)	(351,286)	(248,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	––	––
Net cash used in investing activities	(2,885)	––	––

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	––	(2,666)	––
Loans payable proceeds, related parties	321,594	45,222	111,392
Loans payable repayments, related parties	(196,273)	(63,584)	(75,416)
Proceeds from loans payable	77,500	––	77,500
Line of credit, net	––	(25,275)	(468)
Proceeds from sale of common stock	987,048	400,000	142,500
Net cash provided by financing activities	1,189,869	353,697	255,508

Net increase (decrease) in cash	2,411	2,411	7,444

Cash and equivalents, beginning of period	––	––	2,172

Cash and equivalents, end of period	$2,411	$2,411	$9,616

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$––	$––	$––
Payment of interest	$10,885	$1,267	$5,495

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$1,602,278	$161,428	$936,883
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$––	$––
Stock Issued for Purchased R & D	$31,250	$––	$––

The accompanying notes are an integral part of the condensed consolidated financial statements

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

INTERIM STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  As such, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and these adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the financial statements for the year ended on December 31, 2007 on Form 10-KSB of   Andover Energy Holdings Inc. (formerly Real Logic Inc.) as filed with the Securities and Exchange  Commission.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

DEVELOPMENT STAGE

The Company is in its development stage. The Company is currently operating with targeted goals and operations, focusing on developing its new subsidiary, Andover Energy, Inc. which will focus on clean energy. The accumulated deficit during its development stage is approximately $3,711,721.

NET EARNINGS (LOSSES) PER SHARE

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 “Earnings Per Share”. Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of September 30, 2008, there are no outstanding stock options or stock warrants that would have affected the computation.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period January 1, 2008 to September 30, 2008 of $949,276 and $3,711,721 cumulatively since inception and has a working capital deficit at September 30, 2008 of $1,146,776. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business of manufacturing their prototype and funding a wind farm joint venture. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company is currently raising working capital to fund its operations via a private placement of common stock.  The company raised $450,000 through September 30, 2008 from the sale of common stock.

NOTE 3 - INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the nine months ending September 30, 2008 and for the year ending December 31, 2007 the effective income tax rate is:

	Period ending
	September 30, 2008	December 31, 2007
Statutory federal income tax rate	34%	34%
Valuation allowance	(34%)	(34)
Effective tax rate	––%	––%

The Company has a net operating loss carry forward as of December 31, 2007 of approximately $2,762,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2027.

NOTE 4 - RELATED PARTY TRANSACTIONS

Loan Payable

The Company’s officers and directors have advanced funds to the company for working capital. These advances are unsecured, bear interest at 7% per annum and have no scheduled repayment. For the nine months ending September 30, 2008 interest expense of $5,641 has been accrued and the total accrued interest balance at September 30, 2008 is $20,521.

Management Fees

In 2005 the Board of Directors had approved a management fee of $ 10,000 per month to Tolley Investments, Inc. (wholly-owned by a related party).  This has been revised by a corporate resolution dated January 31, 2007 increasing the monthly management fee to $15,000 effective January 1, 2007. For the nine months ended September 30, 2008, the Company has accrued $135,000 of unpaid management fees.

NOTE 5 - CAPITAL TRANSACTIONS

During the three months ended September 30, 2008, the Company sold 700,000 shares of common stock for $50,000. The investors were sophisticated investors with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investors were provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

During the three months ended September 30, 2008, the Company issued 40,000 shares of common stock for services valued at $8,100, the fair market value of the stock at issuance. The investors were provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933.

NOTE 6 - ACQUIRED RESEARCH AND DEVELOPMENT AND GOODWILL

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

NOTE 7 – NOTES AND LOANS PAYABLE

The company has a $130,000 promissory note outstanding pursuant to its purchase of research and development. This note has no maturity date or stated interest rate and is to be repaid as funds become available.

As of September 30, 2008, the company has a total of $263,369 loans payable bearing interest at 7% payable to a number of related and unrelated parties.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  The purpose of FSP FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for a market that is not active.  It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  FSP FAS 157-3 did not change the objective of SFAS 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  Our adoption of FSP FAS 157-3 for the period ended September 30, 2008 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and explanatory notes for the three month period ended September30, 2008 included as part of this quarterly report, and our (2) audited annual financial statements and explanatory notes for the year ended December 31, 2007, as disclosed in our annual report on form 10KSB for that year as filed with the SEC.

Overview

Andover Energy Holdings, Inc., ("Andover Energy Holdings", the "Company", "we", "us", "our", is structured as a holding company with subsidiaries which we intend to grow by acquisition and joint venture with start up technology companies that present unique opportunities for growth in the clean energy industry, including wind power and solar power, in addition to acquisitions of related industry manufacturing entities.

During the Third Quarter, management focused on concluding its acquisition of a new wind turbine technology, as to which the Company had previously entered into agreement. The parties have entered into a Confidentiality and Non Circumvention Agreement, a binding Term Sheet and a Memorandum of Understanding. These documents relate to specific terms upon which the Company is to acquire majority ownership in a new wind turbine technology for which there is a patent pending. Management has spent a considerable amount of time, effort, and expense in performing a methodical due diligence of the new technology and the principals.

We have formed a new subsidiary, Andover Energy, Inc., which is 95.5% owned by the Company. Andover Energy intends to specialize in taking the wind farm developer position, supplying wind turbine equipment, expertise and development on select land site locations.

Results of Operations

The Company had no revenues or corresponding costs from products sales or services for the three month or six month periods ending September 30, 2008 and 2007.

General and administrative expenses for the three month period ended September 30, 2008 were $257,989 as compared to $284,234 for the corresponding interim period in fiscal 2007. The primary components of general and administrative expenses for the three month period ended September 30, 2008 were legal and accounting, general consulting fees, salaries and stock based compensation. The $26,245 decrease in general and administrative expenses for the three month period ended September 30, 2008 was principally attributable to increased control of costs. For the nine month period ended September 30, 2008, general and administrative expenses were $937,839, down from $1,277,492 for the same period in 2007, again reflecting our increased control of costs.

We incurred a net loss of $263,165 for the three month period ended September 30, 2008, as compared to $288,308 for the same period in 2007. The $25,143 decrease reflects the decrease in general and administrative expenses. Our net loss for the nine months ended September 30, 2008 was $949,276, compared to $1,292,595 for the same period in 2007, again reflected our reduction in general and administrative expenses.

Plan of Operation

Our overall plan of operation for the twelve month period beginning October 1, 2008 is to (1) conclude due diligence for the new wind turbine technology that we have under agreement, and (2) conclude negotiations for one specific site where the wind velocity is substantial and the site is in proximity to a major transmission line.

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

Liquidity and Capital Resources

At September 30, 2008, we had a working capital deficit of $1,146,776, compared to a $809,372 working capital deficit as of December 31, 2007. The increase reflects the fact that we are operating at a loss while we implement our business plan. We have historically financed our operations through a combination of management and major shareholder loans to the Company, in addition to limited sales of our common shares, which were sold to qualified investors personally known to management. We will continue to be dependant on these sources of capital until we are able to generate revenues from operations.

Capital Resources Going Forward

We have approximately $2,411 of cash on hand as of September 30, 2008 to fund our operations going forward. The only credit facility that we had was paid in full and closed, due to the high monthly interest charge. We have historically funded our monthly cash requirements from available cash, making payments to select service providers in common shares in lieu of cash. Although, our historical sources of capital have satisfied our cash needs to date, our ability to fund operations going forward will remain dependent upon a number of factors, including market conditions, and no assurance can be given that these sources of liquidity will be sufficient to cover our anticipated cash expenditures for next twelve month period, as discussed above in 'Plan of Operation'. Moreover, our anticipated costs and expenses could increase for a number of reasons, including unanticipated costs and expenses incurred as we operate and expand our business. See "Uncertainties and Risk Factors That May Affect Our Future Results and Financial Condition'.

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

We have incurred cumulative net losses in the amount of $3,711,721 from our inception through September 30, 2008. We project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive in the near future.

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

As of the end of the period covered by this report, based on an evaluation of the Company’s controls and procedures, the Company’s Chief Executive Officer and principal financial consultant concluded that the Company’s disclosure controls and procedures were much improved and there were no deficiencies as of September 30, 2008. Additional accounting personnel have been added, and the Company’s internal controls procedures have been correspondingly modified and implemented.

PART II – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30 2008, the Company sold a total of 700,000 shares of common stock for $50,000, and issued another 40,000 shares of common stock for services valued at $8,100, which was the fair market value of the stock at the time of issuance. The investors were sophisticated investors with whom our principal, Bradford L. Tolley, had a pre-existing business and/or personal relationship. The investor was provided with all material information pertaining to the Company, and a restrictive legend was placed on the share certificates. The issuance of the shares was exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933. The proceeds were applied toward working capital.

Item 6.

Exhibits.

Exhibit No.	Description
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

Date: November 18, 2008

Andover Energy Holdings, Inc.

By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley
Chief Executive Officer