Form 10-Q/A
period 2008-09-30
Andover Energy Holdings, Inc.
filed 2008-12-12
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

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

NOTE 9 – SUBSEQUENT EVENT

The company has been unable to raise the $1 million needed to begin production of the Duncan vehicle, as called for in the company’s Asset Purchase Agreement with Richard Duncan and Robert Wright.  As a result, the company is obligated under the Agreement to return for cancellation most of its 60% ownership in Duncan Motor Company, which owns the Duncan technology.  The company intends to comply with this obligation, and does not feel it will be beneficial to expend any more resources on this product. Therefore, the company is terminating our efforts to develop the Duncan vehicle.

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

Through our subsidiary, Andover Energy, Inc., which is 95.5% owned by the Company, we are seeking to become a wind farm developer, supplying wind turbine equipment, expertise and development on select land site locations.  We are currently negotiating for one specific site where the wind velocity is substantial and there is proximity to a major transmission line.

We are terminating our efforts to acquire majority ownership in a new wind turbine technology for which there is a patent pending.  As a result of our due diligence efforts, we determined that development of the new technology was a long term project, not suited to our immediate goals for wind farm development.  While we continue to be interested in the technology for future use, we have been unable to negotiate a revised agreement with the owner of the technology.

We have been unable to raise the $1 million needed to begin production of the Duncan vehicle, as called for in our Asset Purchase Agreement with Richard Duncan and Robert Wright.  As a result, are obligated under the Agreement to return for cancellation most of our 60% ownership in Duncan Motor Company, which owns the Duncan technology.  We intend to comply with this obligation, and do not feel it will be beneficial to expend any more resources on this product. Therefore, we are terminating our efforts to develop the Duncan vehicle.

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

Plan of Operation

Our overall plan of operation for the twelve month period beginning October 1, 2008 is to (1) conclude due diligence for the new wind turbine technology that we have under agreement, and (2) conclude negotiations for one specific wind farm site where the wind velocity is substantial and the site is in proximity to a major transmission line.

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

Date: December 12, 2008

Andover Energy Holdings, Inc.

By:	/s/ BRADFORD L. TOLLEY
Bradford L. Tolley
Chief Executive Officer