Form 10-K
period 2008-12-31
Andover Holdings, Inc./FL
filed 2011-12-27
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission File number 000-17746

Andover Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	64-1045849
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5499 N. Federal Highway Suite D Boca Raton Florida	33487
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (954) 801 3573

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant(1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 31, 2008 was approximately $824,800

The number of shares outstanding of the issuer's common stock, as of December 31, 2008, was 31,110,580

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ANDOVER HOLDINGS, INC.

Index to

Annual Report on Form 10K

For the Year Ended December 31, 2008

Page
PART I

ITEM 1.

BUSINESS

1

ITEM 2.

PROPERTIES

1

ITEM 3.

LEGAL PROCEEDINGS

1

ITEM 4.

SUBMISSION OF MATTERS IN A VOTE OF SECURITY HOLDERS

1

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

2

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

2

ITEM 7.

OFF-BALANCE SHEET ARRANGEMENTS

4

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

4

ITEM 8.

FINANCIAL STATEMENTS

4

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

4

ITEM 9A.

CONTROLS AND PROCEDURES.

4

ITEM 9B.

OTHER INFORMATION.

5

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

6

ITEM 11.

EXECUTIVE COMPENSATION

6

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

6

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE.

7

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

7

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

8

SIGNATURES

9

PART I

ITEM 1.

BUSINESS

Business Operations

Andover Holdings, Inc. was incorporated in the state of Florida on June 28, 1999. On August 24, 2010, the company changed its name from Andover Energy Holdings, Inc. to Andover Holdings, Inc. The name change was effectuated due to the company's decision to charge its direction and focus towards a number of differing targets for Acquisition. Due to the death of the Company's Founder and CEO on March 3, Y2010, an interim CEO has been brought in to facilitate business activities with emphasis on fulfilling its Securities & Exchange Commission obligations.

ITEM 2.

PROPERTIES

Our executive offices are located at 5499 N. Federal Highway Suite D in Boca Raton, Florida due to the Company's former lease space having expired. We have made a month to month arrangement with an existing shareholder of the Company. We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms.

ITEM 3.

LEGAL PROCEEDINGS

The company is not a party to any legal proceedings involving any claim against the company.

ITEM 4.

SUBMISSION OF MATTERS IN A VOTE OF SECURITY HOLDERS

During the period covered by this report, there were no matters submitted to our shareholders for a vote.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Currently, our common stock is traded in the pink sheets and the over-the-counter market under the symbol "ADEH". The following table sets forth the high and low bid, as reported by nasdaq.com, for our common stock for the calendar periods indicated.

Period 2008	Bid High / Low
4th Quarter	1.00 / .12

The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Holders of Record

As of May 3, 2010, there were 1,132 Shareholders of Record of our common stock.

Recent Sales of Unregistered Securities

None

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate we will retain any earnings for use in our operations and development of our business.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements. Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in “Forward Looking Statements,” above.

Results of Operations – Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

We are a development stage company as defined in the Statement of Financial Accounting Standards ASC 915 with limited operations. We have had no revenues since inception. The Companies' acquisition for the Duncan Motor Company did not materialize. On September 2, 2008, owners of Duncan Motor Company gave notice to the Company that they were cancelling the agreement and that the Asset Purchase Agreement the Parties' entered into was null and void. As a result, the promissory note of $ 130,000 was cancelled and one of the parties returned the fifty thousand shares of common stock that he had been given, as part of the purchase price. The other party has not returned his shares, after repeated requests from the Company's management to do so. The Company will continue to look for other advanced technologies and methodologies for acquisition.

Currently, the Company has no revenues. As of December 31, 2008, the Company's accumulated deficit was $3,616,772 and a working capital deficit of $728,572, compared to an accumulated deficit of $2,762,445 and a working capital deficit of $809,372 in 2007. Until we initiate and conclude an acquisition, the Company will continue to operate with a deficit.

Stock based compensation totaled $89,900 for the year ended December 31, 2008 compared to $1,182,400 for the year ended December 31, 2007.

Interest expense was $21,750 for the year ended December 31, 2008 resulting in a cumulative balance since inception of $ 57,010.

Accounting fees were $17,500 for the year ended December 31, 2008 compared to $24,675 in 2007.

Legal fees were $20,969 for the year ended December 31, 2008. The decrease is attributable to legal fees incurred in 2007, in connection with the Company’s restructuring a portion of its account balance which was settled with the issuance of common stock.

The Company's Line of Credit account balance of $17,312.49 with the Bank of America was paid off personally by the Company's CEO, Bradford Tolley, on September 30, 2008.

Liquidity and Capital Resources.

The following table summarizes the cash flows for the years ended December 31, 2008 and 2007:

	For the Years Ended December 31
Net cashed (used in) provided by:	2008	2007

Operating Activities	$(364,487)	$(293,568)
Investing Activities	None	None
Financing Activities	$364,487	$291,396

Critical Accounting Policies

Revenue recognition

Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured. The Company has had no revenue, to date.. The Company intends to recognize revenue for services as they are provided, beginning on the date that the customer commences our services and continuing over the term of the customer contract. Revenue from other professional services, including setup and direct installation activities are recognized in the period the services are provided. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue consists of amounts that have been prepaid and services have not yet been rendered. Revenue from the sale of bundled infrastructure hardware is recognized at the time installation is complete.

Share-based compensation

The Company records compensation expense for share-based compensation in accordance with ASC Topic 718. For share options to certain officers and others, the Company used the Black-Scholes pricing model to determine the fair value of stock options on the grant dates for stock option awards issued. The Black-Scholes valuation model requires the Company to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair value of our common stock, expected term, the expected volatility, and certain present values.

Net Operating Loss Carry Forwards

The Company had cumulative net operating loss carry forwards for income tax purposes at December 31, 2008 of approximately $8,429,000, expiring through December 31, 2024. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Going Concern

There is no assurance that we will be able to successfully raise the funds necessary to fund operations through any means available. Further, there is no assurance that we will be able to successfully grow operations even if we are successful in acquiring the funds necessary, which may have a material impact on our consolidated financial position and results of operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

ITEM 7.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS

Consolidated Financial Statements and supplementary Notes are set forth on pages F-1 through F-10.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December31, 2008.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are listed below. Each director was appointed for a term of one year and until their successor is duly elected.

Name	Age	Position Held with Registrant

Michael Posner	48	President
Bradford L. Tolley	44	Chief Executive Officer and Chairman of the Board
William Meade	37	Vice President
Dr. Gerfried Mueller	63	Director
Elena Golovanova		Director

Subsequent Events:

Michael Posner, Elena Golovanova, and William Meade have resigned their positions in the Company. Bradford L. Tolley, Chairman of the Board and CEO died on March 3, 2010. The Current Board of Directors are Dr. Gerfried Mueller and Barbara Lang Tolley who is also Chief Executive Officer, for the Company.

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the years ended December 31, 2007 and 2008.

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Bradford L. Tolley	2007	0	83,500	0
Bradford L. Tolley	2008	0	0	0

Compensation of Directors

We do not currently pay any compensation to our directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of October, 2011 with respect to the number of shares of the Company's Common Stock that are beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock. An asterisk indicates beneficial ownership of less than 1% of the Company's outstanding stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned. As of December 31, 2008, there were issued and outstanding 31,110,580 shares of the Company's common stock.

Officers and Directors	Shares Owned
Barbara Lang Tolley, Chairman of the Board and CEO	18,714,150
Dr. Gerfried Mueller	300,000

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The largest beneficial owner of our stock, has loaned us money from time to time in order to fund our operations.

We do not have any independent directors.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of our financial statements included in our Forms 10-Q were $ 17,500 in 2008 and $ 24,675 in 2007. All fees for audit services, and any material fees for other services, are approved in advance by our Board of Directors.

Tax Fees.

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning were $0.00 in 2008 and $ 1,125 in 2007. These services consisted of the preparation of our tax returns.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDOVER HOLDINGS, INC.

By:	/s/ Barbara L Tolley, President
Barbara L. Tolley, President
Date: December 12, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerfried Mueller, Director
Gerfried Mueller, Director
Date: December 12, 2011

BAUM & COMPANY, P.A.

Certified Public Accountants

605 Lincoln Road – Suite 210

Miami Beach, Florida 33139

(954)752-1712

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Andover Holdings, Inc. ( formerly Andover Energy Holdings, Inc. )

( A Development Stage Company )

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Andover Holdings, Inc. ( formerly Andover Energy Holdings, Inc. ) ( A Development Stage Company ) as of December 31, 2008 and 2007 and the statements of operations, cash flows and stockholders' equity ( deficit ) for the years then ended., and cumulatively from inception June 29, 1999 to December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Andover Holdings, Inc. ( formerly Andover Energy Holdings, Inc. ) ( A Development Stage Company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended, and cumulatively from inception June 28, 1999 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company incurred significant losses from operations, and because of these losses, the Company has a working capital deficiency, which raises substantial doubts about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAUM & COMPANY, P.A.

Miami Beach, Florida

December 1, 2011

ANDOVER HOLDINGS, INC.

(  FORMERLY ANDOVER ENERGY HOLDINGS, INC. )

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31 2008	December 31, 2007

ASSETS

Property and equipment, net	$-	$2,260

Other assets, security deposit	-	1,900

Total Assets	$-	$4,160

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Cash overdraft	$-	$2,666
Accounts payable and accrued expenses	183,578	116,130
Accounts payable and accrued expenses, related parties	231,625	266,360
Line of credit	-	25,275
Note payable	-	130,000
Loans payable	127,500	77,500
Loans payable- related parties	185,869	191,441
Total current liabilities	728,572	809,372

Total liabilities	728,572	809,372

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; 31,110,580 and 26,745,580 shares issued and outstanding, respectively	31,111	26,746
Additional paid-in capital	2,857,089	1,930,487
Deficit accumulated during the development stage	(3,616,772)	(2,762,445)

Total stockholders' (deficit)	(728,572)	(805,212)

Total liabilities and stockholders' (deficit)	$-	$4,160

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative From Inception (June 28, 1999) To December 31, 2008	For the Years Ended December 31,

		2008	2007
Revenue	$-	$-	$-

Operating expenses	3,689,762	962,577	1,773,831

Operating (Loss)	(3,689,762)	(962,577)	(1,773,831)

Other income (expense)
Cancellation of debt pursuant to agreement rescission	130,000	130,000
Interest (expense)	(57,010)	(21,750)	(21,217)

(Loss) Before Provision for Income Taxes and Minority Interest	(3,616,772)	(854,327)	(1,795,048)

Income Taxes	-	-	-

Net (Loss)	$(3,616,772)	$(854,327)	$(1,795,048)

Net (Loss) Per Common Share -
Basic and Diluted		$(0.03)	$(0.07)

Weighted Average Shares of Common
Stock Outstanding		29,890,951	25,972,102

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

( FORMERLY ANDOVER ENERGY HOLDINGS, INC. )

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares Issued	Amount
Balance January 1, 2007	23,765,580	$23,766	$600,567	$(967,397)	$(343,064)

Sale of common stock	285,000	285	142215	-	142,500

Common stock issued for service	2,670,000	2,670	1179730	-	1,182,400

Common stock issued for liabilities	25,000	25	7975	-	8,000

Net loss	-	-	-	(1,795,048)	(1,795,048)

Balance December 31, 2007	26,745,580	26,746	1,930,487	(2,762,445)	(805,212)

Sale of common stock	3,305,000	3,305	344,695	-	348,000

Common stock issued for service	740,000	740	89,160	-	89,900

Common stock issued for liabilities	320,000	320	122,525	-	122,845

Contribution of debt by shareholder	-	-	370,222	-	370,222

Net loss	-	-	-	(854,327)	(854,327)

Balance December 31, 2008	31,110,580	$31,111	$2,857,089	$(3,616,772)	$(728,572)

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative From Inception (June 28, 1999) To December 31, 2008	For the Years Ended December 31,

		2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,616,772)	$(854,327)	$(1,795,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,885	2,260	577
Stock based compensation	1,405,600	89,900	1,182,400
Stock issued for liabilities	122,845	122,845
Cancellation of debt pursuant to agreement rescission	(130,000)	(130,000)
Stock and note issued for purchased R & D	161,250	-	-
Accumulated loss of acquisition	8,711	-	-
Changes in operating assets and liabilities:
Other assets, security deposits	-	1,900	-
Accounts payable and accrued expenses	191,578	67,448	77,143
Accounts payable and accrued expenses-related parties	656,129	335,487	241,360
Net cash used in operating activities	(1,197,774)	(364,487)	(293,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	-	-
Net cash used in investing activities	(2,885)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft repayment	-	(2,666)	2,666
Loans payable proceeds, related parties	321,594	45,222	146,172
Loans payable repayments, related parties	(183,483)	(50,794)	(77,916)
Proceeds from loans payable	127,500	50,000	77,500
Line of credit, net	-	(25,275)	474
Proceeds from sale of common stock	935,048	348,000	142,500
Net cash provided by financing activities	1,200,659	364,487	291,396

Net increase (decrease) in cash	-	-	(2,172)

Cash and equivalents, beginning of period	-	-	2,172

Cash and equivalents, end of period	$-	$-	$-

ANDOVER ENERGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Cumulative From Inception (June 28, 1999) To December 31, 2008	For the Years Ended December 31,

		2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$-	$-	$-
Payment of interest	$10,120	$1,267	$7,332

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock Issued for Services	$1,405,600	$89,900	$1,182,400
Contribution of debt by shareholder	$370,222	$-	$-
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$-	$-
Stock Issued for Purchased R & D	$31,250	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

( FORMERLY ANDOVER ENERGY HOLDINGS, INC. )

( A DEVELOPMENT STAGE COMPANY )

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Florida on June 28, 1999. We filed a Form 10SB with the Securities and Exchange Commission, thereby becoming a publicly reporting company. On October 29, 2001, the Company changed its name from Xelos, Inc. to Real Logic, Inc. On July 31, 2008, it changed the name from Real Logic, Inc. to Andover Energy Holdings, Inc. Management's intentions were to focus on Wind Energy Turbines manufacturing. Due to a change in Management, the Company changed the name to Andover Holdings, Inc. on August 24. 2010.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is in its development stage since its formation in 1999 and has an accumulated deficit of $ 3,616,772.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collect ability of accounts receivable, amounts due to service providers, depreciation, and litigation contingencies, among others.

Principles of consolidation

The consolidated financial statements will include the accounts of the Company and its future subsidiaries, in accordance with U.S. generally accepted accounting principles, under the rules and regulations of the U.S. Securities and Exchange Commission (SEC). All inter-company transactions and balances will be eliminated in consolidation.

Revenue recognition

Revenue will be recognized when the related service has been provided, and there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured. Revenue from other professional services, will be recognized in the period the services are to be provided.  Deferred revenue will consist of amounts that have been prepaid and services which have not yet been rendered.

Net loss per common share

In accordance with FASB ASC 260 basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented, excluding unvested restricted stock awards subject to cancellation. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares represent the incremental common shares issuable for stock options.

Cash and cash equivalents

The Company classifies cash on hand and deposits in the bank as cash and considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Concentrations of Risk

The Company’s revenues will primarily be derived from Independent Acquisitions Entities which will be structured as Subsidiaries to the Parent Holding Company.

Property and Equipment

Depreciation is computed on the straight-line method, based on the estimated useful lives of the asset of five to seven years. Expenditures for maintenance and repairs will be charged to operations as incurred. Upon retirement or sale, the cost of assets disposed of and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. The Company had a minimal amount $2,885 of office equipment that it disposed of in 2008.

Share-Based Compensation

The Company will record compensation expense for share-based compensation in accordance with ASC Topic 718. Currently, there are no Share Options issued. For share options to certain officers and others, in the future, the Company will use the Black-Scholes pricing model to determine the fair value of stock options on the grant dates for stock option awards issued. The Black-Scholes valuation model requires the Company to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair value of our common stock, expected term, the expected volatility, and certain present values.

Income taxes

The Company’s U.S. Federal and state income tax returns prior to fiscal year December 31, 2008 are filed and management will continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets. Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.

The Company had cumulative net operating loss carry-forwards for income tax purposes at December 31, 2008 of approximately $2,200,000 expiring through December 31, 2023. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes and loan payables is determined using current applicable rates which approximate market rates of such debt.

Recently Issued Accounting Standards

Subsequent Events Disclosures

In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements,” which clarifies certain existing evaluation and disclosure requirements in ASC 855 “Subsequent Events” related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effective immediately. The new guidance does not have an effect on the Company’s consolidated results of operations and financial condition.

Fair Value Measurements

On January 1, 2009, the Company adopted accounting guidance issued by the Financial Accounting Standards Board ( "FASB") which had previously deferred the effective date of fair value measurements for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed in financial statements at fair value on a recurring basis ( at least annually). The adoption of this guidance did not have a material impact on the consolidated financial statements.

Business Combinations

In December 2007, the FASB issued a standard to change how an entity accounts for the acquisition of a business. The standard carries forward the existing requirments to account for all business combinations using the acquisition method ( foormerly called the purchase method).  In general, it requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree.

The new measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests. The acquirer recognizes in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity equity interest in the acquiree.  Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles.

The statement also changes the accounting for contingent consideration, in process research and development, and restructuring costs. In addition, after the statement is adopted, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate, even if the deferred tax asset or tax position was initially acquired prior to the effective date of the statement.

The Company adopted the statement as of the required effective date of January 1, 2009 and applies its provisions prospectively to business combinations that occur after adoption. The results of operations of acquired businesses are recorded in the Company's consolidated financial statements.

FASB Accounting Standards Codification

The Company adopted authoritative guidance issued by the FASB codifying U.S. GAAP. The adoption of this authoritative guidance changed how the Company references U.S. GAAP in the financial statement disclosures. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Applying the guidance did not impact the Company' s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred accumulated losses of $ 3,616,772 and has a net stockholders’ deficiency of $ 728,572 as of December 31, 2008 and is currently unable to generate sufficient cash flow to meet its obligations and sustain its operations. The deceased CEO and major stockholder of the Company had previously funded the Company’s operations. This loss of the former CEO and the lack of an operating business raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has subsequently received advances from certain stockholders to fund limited operations, satisfy debts and update regulatory filings.

NOTE 4. OFFICE SPACE

The Company's Lease for office space has been terminated and the Company has made an arrangement for a month to month Lease arrangement with an existing Shareholder.

NOTE 5. STOCKHOLDERS’ EQUITY

All of the Company’s authorized capital stock consists of common stock. The Company has authorized 50,000,000 shares of common stock, par value $.00001 per share. As of October, 2011, there are 31,110,580 shares issued and outstanding. Each holder of the Company’s common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of Directors. All voting is non-cumulative, which means that the holder of fifty percent (50%) plus one share, can in voting for the election of Directors, elect all Directors. The holders of common stock are entitled to receive pro-rata dividends, when and as declared by the

Board of Directors in its discretion, out of funds legally available therefore. Payment of dividends will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company has never paid any dividends and the Board has no plans for the payment of future dividends at this time.

NOTE 6. NOTES AND LOANS PAYABLE

At December 31, 2008 and 2007, total notes and loans payable consisted of the following: Notes and loans payable to principal stockholders are unsecured and due upon demand, with interest at between 5% and 7%.

	December 31, 2008	December 31, 2007

Loans Payable	$127,500	$77,500
Loans Payable Related Parties	185,229	191,441

Interest expense was $21,750 and $21,217 for the years ended December 31, 2008 and 2007, respectively.

NOTE 7. EQUITY TRANSACTIONS

The fair values of the Stock Options issued during December 31, 2008 have been valued at the fair market value of the Common Stock at Date of Issue.

The Company issued a total of 740,000 and 2,670,000, respectively of shares of common stock for a total value of $89,000 and $ 1,182,400, which has been recorded as compensation expense during the years ended December 31, 2008 and 2007.

The Company issued a total of 320,000 and 25,000, respectively of shares of common stock for a total value of $122,845 and $ 8,000, which satisfied liabilities during the years ended December 31, 2008 and 2007.

The Company sold 3,305,000 and 3,480,000, respectively of shares of common stock to investors for $ 348,000 and $ 142,500 during the years ended December 31, 2008 and 2007.

Effective December 31, 2008, the acting CEO and surviving relative of the deceased CEO Bradford Tolley, of the Company has authorized the contribution $ 370,222 which represents the balance of his cumulative unpaid accrued compensation to paid in capital of the Company.

The Company has not issued any additional shares resulting from subscription agreements for common stock since July 2008 to present.

NOTE 8. RECISSION OF ASSET PURCHASE AGREEMENT

A Special Meeting of the Board of Directors was held on June 25, 2008 regarding the Asset Purchase Agreement the Company entered into with Richard Duncan and Robert Wright of Duncan Motor Company on June 7, 2006. .Pursuant to this event, the Company alleges that Duncan Motor Company breached their agreement in not delivering any of the intellectual property of their prototype vehicle as per agreement. On September 2, 2008, the Company received a letter from one of the Principals stating that his letter would serve as notification that they were cancelling the agreement and that the Asset Purchase Agreement was null and void. As a result of the agreement to recind, which was mutually agreed upon, the promissory note payable in the amount of $130,000 as consideration for certain intellectual prototype property was retroactively cancelled. Additionally, shares of common stock issued as part of the agreement were to be returned upon the recission. Currently , only 50,000 shares of the total 100,000 shares of common stock were returned.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this 10KSB and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.