Form 10-Q
period 2009-03-31
Andover Holdings, Inc./FL
filed 2012-05-02
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Andover Holdings, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	000-17746	64-1045849
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

7300 N. Federal Highway Suite 207 Boca Raton, Florida 33487

(Address of Principal Executive Office) (Zip Code)

561 989 3600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☐	Yes	☑	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and
post such files).	☐	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer		☐
Non-accelerated filer ☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2009 was approximately 31,110,580.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Property and equipment, net	$—	$—

Other assets, security deposit	—	—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$184,934	$183,578
Accounts payable and accrued expenses, related parties	238,213	231,625
Loans payable	127,500	127,500
Loans payable- related parties	185,869	185,869
Total current liabilities	736,516	728,572

Total liabilities	736,516	728,572

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 31,110,580 shares issued and outstanding, respectively	31,111	31,111
Additional paid-in capital	2,857,089	2,857,089
Deficit accumulated during the development stage	(3,624,716)	(3,616,772)

Total stockholders' (deficit)	(736,516)	(728,572)

Total liabilities and stockholders' (deficit)	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

1

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)	For the Three Months Ended
	To March 31,	March 31,
	2009	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—

Operating expenses	3,689,762	—	346,578

Operating (Loss)	(3,689,762)	—	(346,578)

Other income (expense)
Cancellation of debt pursuant to agreement rescission	130,000	—	—
Interest (expense)	(64,954)	(7,944)	(5,634)

(Loss) Before Provision for Income Taxes and Minority Interest	(3,624,716)	(7,944)	(352,212)

Income Taxes	—	—	—

Net (Loss)	$(3,624,716)	$(7,944)	$(352,212)

Net (Loss) Per Common Share -
Basic and Diluted		$(0.00)	$(0.01)

Weighted Average Shares of Common Stock Outstanding		31,110,580	27,749,811

The accompanying notes are an integral part of the consolidated financial statements

2

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)	For the Three Months Ended
	To March 31,	March 31,
	2009	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,624,716)	$(7,944)	$(352,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,885	—	144
Stock based compensation	1,405,600	—	39,150
Stock issued for liabilities	122,845	—
Cancellation of debt pursuant to agreement rescission	(130,000)	—	—
Stock and note issued for purchased R & D	161,250	—	—
Accumulated loss of acquisition	8,711	—	—
Changes in operating assets and liabilities:
Other assets, security deposits	—	—	—
Accounts payable and accrued expenses	192,934	1,356	50,372
Accounts payable and accrued expenses-related parties	662,717	6,588	165,870
Net cash used in operating activities	(1,197,774)	—	(96,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	—	—
Net cash used in investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft repayment	—	—	(2,666)
Loans payable proceeds, related parties	321,594	—	27,280
Loans payable repayments, related parties	(183,483)	—	(6,155)
Proceeds from loans payable	127,500	—	—
Line of credit, net	—	—	(1,465)
Proceeds from sale of common stock	935,048	—	100,000
Net cash provided by financing activities	1,200,659	—	116,994

Net increase (decrease) in cash	—	—	20,318

Cash and equivalents, beginning of period	—	—	—

Cash and equivalents, end of period	$—	$—	$20,318

3

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)	For the Three Months Ended
	To March 31,	March 31,
	2009	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$10,120	$—	$765

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$1,405,600	$—	$39,150
Contribution of debt by shareholder	$370,222	$—	$—
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$—	$—
Stock Issued for Purchased R & D	$31,250	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

4

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 1. - DESCRIPTION OF BUSINESS

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is in its development stage since its formation in 1999 and has an accumulated deficit of $3,624,716.

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

The Company had cumulative net operating loss carry-forwards for income tax purposes at March 31, 2009 of approximately $3,624,716 expiring through December 31, 2023. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the three months ending March 31, 2009 and for the year ending December 31, 2008 the effective income tax rate is:

	Period ending
	March 31, 2009	December 31, 2008
Statutory federal income tax rate	34%	34%
Valuation allowance	(34%)	(34%)
Effective tax rate	––%	––%

The Company has a net operating loss carry forward as of March 31, 2009 of approximately $3,624,716 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2027.

NOTE 4 - RELATED PARTY TRANSACTIONS

Loan Payable

The Company’s officers and directors have advanced funds to the company for working capital. These advances are unsecured, bear interest at 7% per annum and have no scheduled repayment. For the three months ending March 31, 2009 interest expense of $7944 has been accrued and the total accrued interest balance at March 2009 is $64,954.

Management Fees

The Board of Directors approved an Executive Employment Agreement of $10,000 per month for Barbara Tolley, effective the Second Quarter of Y2010.

NOTE 5 - CAPITAL TRANSACTIONS

There were no capital transactions in the first quarter of Y2009.

NOTE 6 - NOTES AND LOANS PAYABLE

At March 31, 2009 and 2008, total notes and loans payable consisted of the following: Notes and loans payable to principal stockholders are unsecured and due upon demand, with interest at between 5% and 7%.

	March 31, 2009	March 31, 2008

Loans Payable	$127,500	$—
Loans Payable Related Parties	$185,869	$—

Interest expense was $10,120 and $ 765 for the quarters ended March 2009 and March 2008, respectively.

NOTE 7. - EQUITY TRANSACTIONS

The fair values of the Stock Options issued during March 31, 2009 have been valued at the fair market value of the Common Stock at Date of Issue.

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

Effective December 31, 2008, the acting CEO and surviving relative of the deceased CEO Bradford Tolley, of the Company has authorized the contribution $370,222 which represents the balance of his cumulative unpaid accrued compensation to paid in capital of the Company.

The Company has not issued any additional shares resulting from subscription agreements for common stock since July 2008 to present.

NOTE 8. - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this 10-Q and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

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

There was no Stock based compensation in the first quarter, compared to a  totaled  $89,900 for the year ended As of  March 31, 2009, the Company's accumulated deficit was $3,624,716 and a working capital deficit of $3,689,762 compared to an accumulated deficit of $3,616,772 and a working capital deficit of $346,578 in 2008. Until we initiate and conclude an acquisition, the Company will continue to operate with a deficit.

Interest expense was $7,944 for the quarter ended March 31, 2009, resulting in a cumulative balance since inception of $64,954.

Accounting fees were $0 for the Y 2009, compared to $17,500 in Y2008.

Legal fees were $0 for the Y 2009, compared to $20,969 in Y2008.

Liquidity and Capital Resources

The following table summarizes the cash flows for the quarters ended March 31, 2009 and 2008:

	For the Quarter Ended March 31,
Net cashed (used in) provided by:	2009	2008

Operating Activities	$—	$(96,676)
Investing Activities	$—	$—
Financing Activities	$—	$—

Critical Accounting Policies

Revenue recognition

Revenue is recognized when the related service has been provided, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection is reasonably assured. The Company has had no revenue, to date. The Company intends to recognize revenue for services as they are provided, beginning on the date that the customer commences our services and continuing over the term of the customer contract. Revenue from other professional services, including setup and direct installation activities are recognized in the period the services are provided. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Therefore, deferred revenue consists of amounts that have been prepaid and services have not yet been rendered. Revenue from the sale of bundled infrastructure hardware is recognized at the time installation is complete.

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

Net Operating Loss Carry Forwards

The Company had cumulative net operating loss carry forwards for income tax purposes at March 31, 2009 of approximately $3,624,716, expiring through December 31, 2024. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Item 3.

Quantitative and Qualitative disclosure about Market Risk

Not required by smaller reporting companies.

Item 4.

Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010 (the “Evaluation Date”).  This evaluation included reviews of the documentation of controls, evaluation of the design effectiveness of controls, and a conclusion on this evaluation. This evaluation was carried out under the supervision and with the participation of our President, as Principal Executive Officer, and our Chief Financial Officer. Based upon that evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

There have been no Legal claims or Procedures

Item 1A.

Risk Factors.

Not required by smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

There has been no sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities.

There has been no default upon Senior Securities

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

None

Item 6.

Exhibits.

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

Date:  May 1, 2012

Andover Holdings, Inc.

By:	/s/ Barbara Lang Tolley
Barbara Lang Tolley
CEO