Form 10-Q
period 2009-06-30
Andover Holdings, Inc./FL
filed 2012-05-02
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2009
or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer		☐
Non-accelerated filer ☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2009 was approximately 31,110,580.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Property and equipment, net	$—	$—

Other assets, security deposit	—	—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$186,290	$183,578
Accounts payable and accrued expenses, related parties	244,801	231,625
Loans payable	127,500	127,500
Loans payable- related parties	185,869	185,869
Total current liabilities	744,460	728,572

Total liabilities	744,460	728,572

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 31,110,580 shares issued and outstanding, respectively	31,111	31,111
Additional paid-in capital	2,857,089	2,857,089
Deficit accumulated during the development stage	(3,632,660)	(3,616,772)

Total stockholders' (deficit)	(744,460)	(728,572)

Total liabilities and stockholders' (deficit)	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

1

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)	For the Three Months Ended		For the Six Months Ended
	To June 30,	June 30,		June 30,
	2009	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—	$—

Operating expenses	3,689,762	—	333,273	—	679,850

Operating (Loss)	(3,689,762)	—	(333,273)	—	(679,850)

Other income (expense)
Cancellation of debt pursuant to agreement rescission	130,000	—	—	—	—
Interest (expense)	(72,898)	(7,944)	(5,038)	(15,888)	(10,672)

(Loss) Before Provision for Income Taxes and Minority Interest	(3,632,660)	(7,944)	(338,311)	(15,888)	(690,522)

Income Taxes	—	—	—	—	—

Net (Loss) before Minority Interest	(3,632,660)	(7,944)	(338,311)	(15,888)	(690,522)

Minority Interest in Loss of Subsidiary	—	—	(4,411)	—	(4,411)

Net (Loss)	$(3,632,660)	$(7,944)	$(333,900)	$(15,888)	$(686,111)

Net (Loss) Per Common Share -
Basic and Diluted		$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Shares of Common Stock Outstanding		31,110,580	29,910,580	31,110,580	28,241,651

The accompanying notes are an integral part of the consolidated financial statements

2

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)	For the Six Months Ended
	To June 30,	June 30,
	2009	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,632,660)	$(15,888)	$(686,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,885	—	289
Stock based compensation	1,405,600	—	125,150
Stock issued for liabilities	122,845	—
Cancellation of debt pursuant to agreement rescission	(130,000)	—	—
Stock and note issued for purchased R & D	161,250	—	—
Accumulated loss of acquisition	8,711	—	—
Non-controlling interest in subsidiary loss	—	—	4,411
Changes in operating assets and liabilities:
Other assets, security deposits	—	—	—
Accounts payable and accrued expenses	194,290	2,712	11,011
Accounts payable and accrued expenses-related parties	669,305	13,176	215,870
Net cash used in operating activities	(1,197,774)	—	(329,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	—	—
Net cash used in investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft repayment	—	—	—
Loans payable proceeds, related parties	321,594	—	27,270
Loans payable repayments, related parties	(183,483)	—	(6,155)
Proceeds from loans payable	127,500	—	—
Line of credit, net	—	—	(7,825)
Proceeds from sale of common stock	935,048	—	350,000
Net cash provided by financing activities	1,200,659	—	363,290

Net increase (decrease) in cash	—	—	33,909

Cash and equivalents, beginning of period	—	—	—

Cash and equivalents, end of period	$—	$—	$33,909

3

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)	For the Six Months Ended
	To June 30,	June 30,
	2009	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$10,120	$—	$765

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$1,405,600	$—	$125,150
Contribution of debt by shareholder	$370,222	$—	$—
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$—	$—
Stock Issued for Purchased R & D	$31,250	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

4

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is in its development stage since its formation in 1999 and has an accumulated deficit of $3,632,660.

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

The Company had cumulative net operating loss carry-forwards for income tax purposes at June 30, 2009 of approximately $3,632,660 expiring through December 31, 2023. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the six months ending June 30, 2009 and for the year ending December 31, 2008 the effective income tax rate is:

	Period ending
	June 30, 2009	December 31, 2008
Statutory federal income tax rate	34%	34%
Valuation allowance	(34%)	(34%)
Effective tax rate	––%	––%

The Company has a net operating loss carry forward as of June 30, 2009 of approximately $3,624,716 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through Year 2027.

NOTE 4 - RELATED PARTY TRANSACTIONS

Loan Payable

The Company’s officers and directors have advanced funds to the company for working capital. These advances are unsecured, bear interest at 7% per annum and have no scheduled repayment. For the three months ending June 30, 2009 interest expense of $7944 has been accrued and the total accrued interest balance at June 30, 2009 is $72,898.

Management Fees

The Board of Directors approved an Executive Employment Agreement of $10,000 per month for Barbara Tolley, effective the Second Quarter of Y2010.

NOTE 5 - CAPITAL TRANSACTIONS

There were no capital transactions in the first quarter of Y2009.

NOTE 6 - NOTES AND LOANS PAYABLE

At June 30, 2009 and 2008, total notes and loans payable consisted of the following: Notes and loans payable to principal stockholders are unsecured and due upon demand, with interest at between 5% and 7%.

	June 30, 2009	June 30, 2008

Loans Payable	$127,500	$—
Loans Payable Related Parties	$185,869	$—

Interest expense was $7.944 and $ 5,038 for the quarters ended  June 30, 2009 and June 30, 2008, respectively.

NOTE 7. EQUITY TRANSACTIONS

The fair values of the Stock Options issued during June 30, 2009 have been valued at the fair market value of the Common Stock at Date of Issue.

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

The Company has not issued any additional shares resulting from subscription agreements for common stock since July 2008 to present date.

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

Interest expense was $7,944 for the quarter ended June 30, 2009, resulting in a cumulative balance since inception of $72,898

Accounting fees were $0 for the Y 2009, compared to $17,500 in Y2008.

Legal fees were $ 0 for the Y 2009, compared to $20,969 in Y2008.

Liquidity and Capital Resources

The following table summarizes the cash flows for the quarters ended June 30, 2009 and 2008:

	For the Quarter Ended June 30,
Net cashed (used in) provided by:	2009	2008

Operating Activities	$(15,888)	$(333,900)
Investing Activities	$—	$—
Financing Activities	$—	$—

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

Net Operating Loss Carry Forwards

The Company had cumulative net operating loss carry forwards for income tax purposes at June 30, 2009 of approximately $3,632,660 expiring through December 31, 2024. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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