Form 10-Q
period 2009-09-30
Andover Holdings, Inc./FL
filed 2012-05-02
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2009
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 30, 2009 was approximately 31,110,580.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Property and equipment, net	$—	$—

Other assets, security deposit	—	—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$187,646	$183,578
Accounts payable and accrued expenses, related parties	251,389	231,625
Loans payable	127,500	127,500
Loans payable- related parties	185,869	185,869
Total current liabilities	752,404	728,572

Total liabilities	752,404	728,572

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 31,110,580 shares issued and outstanding, respectively	31,111	31,111
Additional paid-in capital	2,857,089	2,857,089
Deficit accumulated during the development stage	(3,640,604)	(3,616,772)

Total stockholders' (deficit)	(752,404)	(728,572)

Total liabilities and stockholders' (deficit)	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

1

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)
	To	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,		September 30,
	2009	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—	$—

Operating expenses	3,689,762	—	257,989	—	937,839

Operating (Loss)	(3,689,762)	—	(257,989)	—	(937,839)

Other income (expense)
Cancellation of debt pursuant to agreement rescission	130,000	—	—	—	—
Interest (expense)	(80,842)	(7,944)	(5,176)	(23,832)	(15,848)

(Loss) Before Provision for Income Taxes and Minority Interest	(3,640,604)	(7,944)	(263,165)	(23,832)	(953,687)

Income Taxes	—	—	—	—	—

Net (Loss) before Minority Interest	(3,640,604)	(7,944)	(263,165)	(23,832)	(953,687)

Minority Interest in Loss of Subsidiary	—	—	—	—	(4,411)

Net (Loss)	$(3,640,604)	$(7,944)	$(263,165)	$(23,832)	$(949,276)

Net (Loss) Per Common Share -
Basic and Diluted		$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted Average Shares of Common Stock Outstanding		31,110,580	31,669,364	31,110,580	29,470,955

The accompanying notes are an integral part of the consolidated financial statements

2

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)
	To	For the Nine Months Ended
	September 30,	June 30,
	2009	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,640,604)	$(23,832)	$(949,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,885	—	433
Stock based compensation	1,405,600	—	161,428
Stock issued for liabilities	122,845	—
Cancellation of debt pursuant to agreement rescission	(130,000)	—	—
Stock and note issued for purchased R & D	161,250	—	—
Accumulated loss of acquisition	8,711	—	—
Non-controlling interest in subsidiary loss	—	—	4,411
Changes in operating assets and liabilities:
Other assets, security deposits	—	—	—
Accounts payable and accrued expenses	195,646	4,068	110,852
Accounts payable and accrued expenses-related parties	675,893	19,764	320,866
Net cash used in operating activities	(1,197,774)	—	(351,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	—	—
Net cash used in investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft repayment	—	—	(2,666
Loans payable proceeds, related parties	321,594	—	45,222
Loans payable repayments, related parties	(183,483)	—	(63,584)
Proceeds from loans payable	127,500	—	—
Line of credit, net	—	—	(25,275)
Proceeds from sale of common stock	935,048	—	400,000
Net cash provided by financing activities	1,200,659	—	353,697

Net increase (decrease) in cash	—	—	2,411

Cash and equivalents, beginning of period	—	—	—

Cash and equivalents, end of period	$—	$—	$2,411

3

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)
	To	For the Nine Months Ended
	September 30,	September 30,
	2009	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$10,120	$—	$1,267

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$1,405,600	$—	$161,428
Contribution of debt by shareholder	$370,222	$—	$—
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$—	$—
Stock Issued for Purchased R & D	$31,250	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

4

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is in its development stage since its formation in 1999 and has an accumulated deficit of $3,640,604.

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the nine months ending September 30, 2009 and for the year ending December 31, 2009 the effective income tax rate is:

	Period ending
	September 30, 2009	December 31, 2008
Statutory federal income tax rate	34%	34%
Valuation allowance	(34%)	(34%)
Effective tax rate	––%	––%

The Company has a net operating loss carry forward as of September 30, 2009 of approximately $3,624,716 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through Year 2027.

NOTE 4 - RELATED PARTY TRANSACTIONS

Loan Payable

The Company’s officers and directors have advanced funds to the company for working capital. These advances are unsecured, bear interest at 7% per annum and have no scheduled repayment. For the three months ending September 30, 2009 interest expense of $7944 has been accrued and the total accrued interest balance at June 30, 2009 is $80,842.

Management Fees

The Board of Directors approved an Executive Employment Agreement of $10,000 per month for Barbara Tolley, effective the Second Quarter of Y2010.

NOTE 5 - CAPITAL TRANSACTIONS

There were no capital transactions in the first quarter of Y2009.

NOTE 6 - NOTES AND LOANS PAYABLE

At September 30, 2009 and 2008, total notes and loans payable consisted of the following: Notes and loans payable to principal stockholders are unsecured and due upon demand, with interest at between 5% and 7%.

	September 30, 2009	September 30, 2008

Loans Payable	$127,500	$77,500
Loans Payable Related Parties	$185,869	$185,869

Interest expense was $7.944 and $5,176 for the quarters ended September 30, 2009 and September 30, 2008, respectively.

NOTE 7. - EQUITY TRANSACTIONS

The fair values of the Stock Options issued during  June 30, 2009 have been valued at the fair market value of the Common Stock at Date of Issue.

The Company issued a total of 740,000 and 2,670,000, respectively of shares of common stock for a total value of $89,000 and $1,182,400, which has been recorded as compensation expense during the years ended December 31, 2008 and 2007.

The Company issued a total of 320,000 and 25,000, respectively of shares of common stock for a total value of $122,845 and $8,000, which satisfied liabilities during the years ended December 31, 2008 and 2007.

The Company sold 3,305,000 and 3,480,000, respectively of shares of common stock to investors for $348,000 and $142,500 during the years ended December 31, 2008 and 2007.

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

There was no Stock based compensation in the Third quarter, compared to a totaled $89,900 for the year ended. As of September 30, 2009, the Company's accumulated deficit was $3,640.604 and a working capital deficit of $3,689,762 compared to an accumulated deficit of $3,616,772 and a working capital deficit of $346,578 in 2008. Until we initiate and conclude an acquisition, the Company will continue to operate with a deficit.

Interest expense was $7,944 for the quarter ended September 30, 2009, resulting in a cumulative balance since inception of $80,842

Accounting fees were $0 for the Y 2009, compared to $17,500 in Y2008.

Legal fees were $0 for the Y 2009, compared to $20,969 in Y2008.

Liquidity and Capital Resources

The following table summarizes the cash flows for the quarters ended June 30, 2009 and 2008:

	For the Quarter Ended September 30,
Net cashed (used in) provided by:	2009	2008

Operating Activities	$—	$(257,989)
Investing Activities	$—	$—
Financing Activities	$—	$—

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

Net Operating Loss Carry Forwards

The Company had cumulative net operating loss carry forwards for income tax purposes at September 30, 2009 of approximately $3,689,762 expiring through December 31, 2024. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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