Form 10-K
period 2009-12-31
Andover Holdings, Inc./FL
filed 2012-05-02
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission File number 000-17746

Andover Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	64-1045849
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7300 N. Federal Highway, Suite 207 Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (561) 989-3600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 31, 2009 was approximately $824,800,

The number of shares outstanding of the issuer's common stock, as of December 31, 2009, was 31,110,580.

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

ANDOVER HOLDINGS, INC.

Index to

Annual Report on Form 10K

For the Year Ended December 31, 2009

Page
PART I

ITEM 1.

BUSINESS

1

ITEM 1A.

RISK FACTORS.

1

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

1

ITEM 2.

PROPERTIES

1

ITEM 3.

LEGAL PROCEEDINGS

1

ITEM 4.

MINE SAFETY DISCLOSURES

1

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

2

ITEM 6.

SELECTED FINANCIAL DATA

2

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

2

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

3

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

3

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

4

ITEM 9A.

CONTROLS AND PROCEDURES.

4

ITEM 9B.

OTHER INFORMATION.

4

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

5

ITEM 11.

EXECUTIVE COMPENSATION

5

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

5

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE.

6

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

6

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

7

SIGNATURES

8

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

ITEM 1A.

RISK FACTORS.

Not required by smaller reporting company.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES

Our executive offices are located at 7300 N. Federal Highway Suite 207 in Boca Raton, Florida due to the Company's former lease space having expired. We have made a month to month arrangement with an existing shareholder of the Company. We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms.

ITEM 3.

LEGAL PROCEEDINGS

The company is not a party to any legal proceedings involving any claim against the company.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Currently, our common stock is traded in the pink sheets and the over-the-counter market under the symbol "ADEH". The following table sets forth the high and low bid, as reported by nasdaq.com, for our common stock for the calendar periods indicated.

Period 2009	Bid High / Low
4th Quarter	1.00 / .12

The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Holders of Record

As of May 1, 2012, there were 1,132 Shareholders of Record of our common stock.

Recent Sales of Unregistered Securities

None

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate we will retain any earnings for use in our operations and development of our business.

ITEM 6.

SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7.

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

Results of Operations – Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

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

Currently, the Company has no revenues. As of December 31, 2009, the Company's accumulated deficit was $3,648,548 and a working capital deficit of $760,348, compared to an accumulated deficit of $3,616,772 and a working capital deficit of $728,572 in 2008. Until we initiate and conclude an acquisition, the Company will continue to operate with a deficit.

Stock based compensation totaled $0 for the year ended December 31, 2009 compared to $21,750 for the year ended December 31, 2008.

Interest expense was $31,776 for the year ended December 31, 2009 resulting in a cumulative balance since inception of $ 88,786.

Accounting fees were $0 for the year ended December 31, 2009 compared to $17,500 in 2008.

Legal fees were $20,969 for the year ended December 31, 2008 and none for Y2009.

Liquidity and Capital Resources

The following table summarizes the cash flows for the years ended December 31, 2009 and 2008:

	For the Years Ended December 31
Net cashed (used in) provided by:	2009	2008

Operating Activities	$(1,200,659)	$(364,487)
Investing Activities	None	None
Financing Activities	None	None

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

Net Operating Loss Carry Forwards

The Company had cumulative net operating loss carry forwards for income tax purposes at December 31, 2009 of approximately $3,648,548 expiring through December 31, 2024. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are listed below. Each director was appointed for a term of one year and until their successor is duly elected.

Name	Age	Position Held with Registrant

Barbara Lang Tolley	75	President, Chief Executive Officer and Chairman of the Board
Dr. Gerfried Mueller	67	Director

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the years ended December 31, 2007 and 2008. There was no compensation paid in Y009.

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Bradford L. Tolley	2007	0	83,500	0
Bradford L. Tolley	2008	0	0	0

Compensation of Directors

We do not currently pay any compensation to our directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of October, 2011 with respect to the number of shares of the Company's Common Stock that are beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock. An asterisk indicates beneficial ownership of less than 1% of the Company's outstanding stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned. As of December 31, 2009, there were issued and outstanding 31,110,580 shares of the Company's common stock.

Officers and Directors	Shares Owned
Barbara Lang Tolley, Chairman of the Board and CEO	18,714,150
Dr. Gerfried Mueller	300,000

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The largest beneficial owner of our stock has loaned us money from time to time in order to fund our operations.

We do not have any independent directors.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of our financial statements included in our Forms 10-Q were $0 in 2009 compared to $17,500 in 2008. All fees for audit services, and any material fees for other services, are approved in advance by our Board of Directors.

Tax Fees.

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning were $0 in 2008 and none in 2009.

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
Date: May 1, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerfried Mueller, Director
Gerfried Mueller, Director
Date: May 1, 2012

BAUM & COMPANY, P.A.

Certified Public Accountants

605 Lincoln Road – Suite 210

Miami Beach, Florida 33139

(954)752-1712

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Andover Holdings, Inc. ( formerly Andover Energy Holdings, Inc. )

( A Development Stage Company )

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Andover Holdings, Inc. ( formerly Andover Energy Holdings, Inc. ) ( A Development Stage Company ) as of December 31, 2009 and 2008 and the statements of operations, cash flows and stockholders' equity ( deficit ) for the years then ended., and cumulatively from inception June 29, 1999 to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Andover Holdings, Inc. ( formerly Andover Energy Holdings, Inc. ) ( A Development Stage Company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended, and cumulatively from inception June 28, 1999 to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BAUM & COMPANY, P.A.

Miami Beach, Florida

May 1, 2012

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

Property and equipment, net	$—	$—

Other assets, security deposit	—	—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$189,002	$183,578
Accounts payable and accrued expenses, related parties	257,977	231,625
Loans payable	127,500	127,500
Loans payable- related parties	185,869	185,869
Total current liabilities	760,348	728,572

Total liabilities	760,348	728,572

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 31,110,580 shares issued and outstanding, respectively	31,111	31,111
Additional paid-in capital	2,857,089	2,857,089
Deficit accumulated during the development stage	(3,648,548)	(3,616,772)

Total stockholders' (deficit)	(760,348)	(728,572)

Total liabilities and stockholders' (deficit)	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative From
	Inception
	(June 28, 1999)
	To	For the Year Ended
	December 31,	December 31,
	2009	2009	2008

Revenue	$—	$—	$—

Operating expenses	3,689,762	—	962,577

Operating (Loss)	(3,689,762)	—	(962,577)

Other income (expense)
Cancellation of debt pursuant to agreement rescission	130,000	—	130,000
Interest (expense)	(88,786)	(31,776)	(21,750)

(Loss) Before Provision for Income Taxes and Minority Interest	(3,648,548)	(31,776)	(854,327)

Income Taxes	—	—	—

Net (Loss)	$(3,648,548)	$(31,776)	$(854,327)

Net (Loss) Per Common Share -
Basic and Diluted		$(0.00)	$(0.03)

Weighted Average Shares of Common Stock Outstanding		31,110,580	29,890,951

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares Issued	Amount	Capital	Stage	Total

Balance January 1, 2008	26,745,580	$26,746	$1,930,487	$(2,762,445)	$(805,212)

Sale of common stock	3,305,000	3,305	344,695		348,000

Common stock issued for service	740,000	740	89,160		89,900

Common stock issued for liabilities	320,000	320	122,525		122,845

Contribution of debt by shareholder			370,222		370,222

Net loss				(854,327)	(854,327)

Balance December 31, 2008	31,110,580	31,111	2,857,089	(3,616,772)	(728,572)

Net loss				(31,776)	(31,776)

Balance December 31, 2009	31,110,580	$31,111	$2,857,089	$(3,648,548)	$(760,348)

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative From
	Inception
	(June 28, 1999)
	To	For the Year Ended
	December 31,	December 31,
	2009	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,648,548)	$(31,776)	$(854,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,885	—	2,260
Stock based compensation	1,405,600	—	89,900
Stock issued for liabilities	122,845	—	122,845
Cancellation of debt pursuant to agreement rescission	(130,000)	—	(130,000)
Stock and note issued for purchased R & D	161,250	—	—
Accumulated loss of acquisition	8,711	—	—
Changes in operating assets and liabilities:
Other assets, security deposits	—	—	1,900
Accounts payable and accrued expenses	197,002	5,424	67,448
Accounts payable and accrued expenses-related parties	682,481	26,352	335,487
Net cash used in operating activities	(1,197,774)	—	(364,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	—	—
Net cash used in investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft repayment	—	—	(2,666)
Loans payable proceeds, related parties	321,594	—	45,222
Loans payable repayments, related parties	(183,483)	—	(50,794)
Proceeds from loans payable	127,500	—	50,000
Line of credit, net	—	—	(25,275)
Proceeds from sale of common stock	935,048	—	348,000
Net cash provided by financing activities	1,200,659	—	364,487

Net increase (decrease) in cash	—	—	—

Cash and equivalents, beginning of period	—	—	—

Cash and equivalents, end of period	$—	$—	$—

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Cumulative From
	Inception
	(June 28, 1999)
	To	For the Year Ended
	December 31,	December 31,
	2009	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$10,120	$—	$1,267

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$1,405,600	$—	$89,900
Contribution of debt by shareholder	$370,222	$—	$—
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$—	$—
Stock Issued for Purchased R & D	$31,250	$—	$—

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is in its development stage since its formation in 1999 and has an accumulated deficit of $3,625,548.

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

The Company had cumulative net operating loss carry-forwards for income tax purposes at December 31, 2009 of approximately $3,648,548 expiring through December 31, 2023. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Business Combinations

In December 2007, the FASB issued a standard to change how an entity accounts for the acquisition of a business. The standard carries forward the existing requirments to account for all business combinations using the acquisition method (formerly called the purchase method).  In general, it requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree.

The new measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests. The acquirer recognizes in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interest in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred accumulated losses of $3,648,548 and has a net stockholders’ deficiency of $854,327 as of December 31, 2009 and is currently unable to generate sufficient cash flow to meet its obligations and sustain its operations. The deceased CEO and major stockholder of the Company had previously funded the Company’s operations. This loss of the former CEO and the lack of an operating business raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has subsequently received advances from certain stockholders to fund limited operations, satisfy debts and update regulatory filings.

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

	December 31, 2009	December 31, 2008

Loans Payable	$127,500	$127,500
Loans Payable Related Parties	185,869	185,869

Interest expense was $31,776 and $21,750 for the years ended December 31, 2009 and 2008, respectively.

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

The Company sold 3,305,000 and 3,480,000, respectively of shares of common stock to investors for $ 348,000 and $142,500 during the years ended December 31, 2008 and 2007.

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

NOTE 8. RECISSION OF ASSET PURCHASE AGREEMENT

A Special Meeting of the Board of Directors was held on June 25, 2008 regarding the Asset Purchase Agreement the Company entered into with Richard Duncan and Robert Wright of Duncan Motor Company on June 7, 2006. .Pursuant to this event, the Company alleges that Duncan Motor Company breached their agreement in not delivering any of the intellectual property of their prototype vehicle as per agreement. On September 2, 2008, the Company received a letter from one of the Principals stating that his letter would serve as notification that they were cancelling the agreement and that the Asset Purchase Agreement was null and void. As a result of the agreement to recind, which was mutually agreed upon, the promissory note payable in the amount of $130,000 as consideration for certain intellectual prototype property was retroactively cancelled. Additionally, shares of common stock issued as part of the agreement were to be returned upon the recission. Currently, only 50,000 shares of the total 100,000 shares of common stock were returned.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this 10KSB and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.