Form 10-Q
period 2010-06-30
Andover Holdings, Inc./FL
filed 2012-05-09
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2010
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2010 was approximately 31,110,580.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash	$63,597	$—
Total current assets	63,597	—

Total assets	$63,597	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$191,860	$189,002
Accounts payable and accrued expenses, related parties	266,153	257,977
Loans payable	202,500	127,500
Loans payable- related parties	185,869	185,869
Total current liabilities	846,382	760,348

Total liabilities	846,382	760,348

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 31,110,580 shares issued and outstanding, respectively	31,111	31,111
Additional paid-in capital	2,857,089	2,857,089
Deficit accumulated during the development stage	(3,670,985)	(3,648,548)

Total stockholders' (deficit)	(782,785)	(760,348)

Total liabilities and stockholders' (deficit)	$63,597	$—

The accompanying notes are an integral part of the consolidated financial statements

1

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)	For the Three Months Ended		For the Six Months Ended
	To June 30,	June 30,		June 30,
	2010	2010	2009	20010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—	$—

Operating expenses	3,696,164	6,402	—	6,402	—

Operating (Loss)	(3,696,164)	(6,402)	—	(6,402)	—

Other income (expense)
Cancellation of debt pursuant to agreement rescission	130,000	—	—	—	—
Interest (expense)	(104,821)	(8,090)	(7,944)	(16,035)	(15,888)

(Loss) Before Provision for Income Taxes	(3,670,985)	(14,492)	(7,944)	(22,437)	(15,888)

Income Taxes	—	—	—	—	—

Net (Loss)	$(3,670,985)	$(14,492)	$(7,944)	$(22,437)	$(15,888)

Net (Loss) Per Common Share -
Basic and Diluted		$—	$—	$—	$—

Weighted Average Shares of Common Stock Outstanding		31,110,580	31,110,580	31,110,580	31,110,580

The accompanying notes are an integral part of the consolidated financial statements

2

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)	For the Six Months Ended
	To June 30,	June 30,
	2010	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,670,985)	$(22,437)	$(15,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,885	—	—
Stock based compensation	1,405,600	—	—
Stock issued for liabilities	122,845	—	—
Cancellation of debt pursuant to agreement rescission	(130,000)	—	—
Stock and note issued for purchased R & D	161,250	—	—
Accumulated loss of acquisition	8,711	—	—
Changes in operating assets and liabilities:
Other assets, security deposits	—	—	—
Accounts payable and accrued expenses	199,860	2,858	2,712
Accounts payable and accrued expenses-related parties	690,657	8,176	13,176
Net cash used in operating activities	(1,209,177)	(11,403)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	—	—
Net cash used in investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft repayment	—	—	—
Loans payable proceeds, related parties	321,594	—	—
Loans payable repayments, related parties	(183,483)	—	—
Proceeds from loans payable	202,500	75,000	—
Line of credit, net	—	—	—
Proceeds from sale of common stock	935,048	—	—
Net cash provided by financing activities	1,275,659	75,000	—

Net increase (decrease) in cash	63,597	63,597	—

Cash and equivalents, beginning of period	—	—	—

Cash and equivalents, end of period	$63,597	$63,597	$—

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is in its development stage since its formation in 1999 and has an accumulated deficit of $3,670,985.

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

The Company had cumulative net operating loss carry-forwards for income tax purposes at June 30, 2010 of approximately $3,670,985 expiring through December 31, 2023. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the six months ending June 30, 2010 and for the year ending December 31, 2009 the effective income tax rate is:

	Period ending
	June 30, 2010	December 31, 2009
Statutory federal income tax rate	34%	34%
Valuation allowance	(34%)	(34%)
Effective tax rate	––%	––%

The Company has a net operating loss carry forward as of June 30, 2010 of approximately $3,656,493 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2027.

NOTE 4 - RELATED PARTY TRANSACTIONS

Loan Payable

The Company’s officers and directors have advanced funds to the company for working capital. These advances are unsecured, bear interest at 7% per annum and have no scheduled repayment. For the three months ending June 30, 2010 interest expense of $7,945  has been accrued and the total accrued interest balance at June 30, 2010 is $96,731.

Management Fees

The Board of Directors approved an Executive Employment Agreement of $10,000 per month for Barbara Tolley, effective the Second Quarter of Y2010.

NOTE 5 - CAPITAL TRANSACTIONS

There were no capital transactions in the first quarter of Y2010.

NOTE 6 - NOTES AND LOANS PAYABLE

At June 30, 2010 and 2009, total notes and loans payable consisted of the following: Notes and loans payable to principal stockholders are unsecured and due upon demand, with interest at between 5% and 7%.

	June 30, 2010	June 30, 2009

Loans Payable	$127,500	$127,500
Loans Payable Related Parties	$185,869	$185,869

Interest expense was $16,035 and $15,888 for the quarters ended June, 2010 and June, 2009, respectively.

NOTE 7. - EQUITY TRANSACTIONS

The fair values of the Stock Options issued during March 31, 2008 have been valued at the fair market value of the Common Stock at Date of Issue.

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

There was no Stock based compensation in the First Quarter of June 30, 2010.  The Company's accumulated deficit in the Second Quarter was $3,670,985and a working capital deficit of $846,382 compared to an accumulated deficit of $3,648,548 and a working capital deficit of $760,349 in 2009. Until we initiate and conclude an acquisition, the Company will continue to operate with a deficit.

.Interest expense was $16,035 for the quarter ended June 30, 2010, resulting in a cumulative balance since inception of $ 104,821.

Accounting fees were $13,500 for the Y 2010, compared to $0.00 in Y2009.

Legal fees were $ 4,030 for the Y 2010, compared to $0.00 in Y2009.

Liquidity and Capital Resources

The following table summarizes the cash flows for the quarters ended June 30, 2010 and 2009:

	For the Quarter Ended June 30,
Net cashed (used in) provided by:	2010	2009

Operating Activities	$(6,402)	$—
Investing Activities	$—	$—
Financing Activities	$—	$—

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

Net Operating Loss Carry Forwards

The Company had cumulative net operating loss carry forwards for income tax purposes at June 30 2010 of approximately $3,696,164 expiring through December 31, 2024. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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