Form 10-K
period 2010-12-31
Andover Holdings, Inc./FL
filed 2012-05-09
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 31, 2010 was approximately $0.

The number of shares outstanding of the issuer's common stock, as of December 31, 2010, was 31,110,580.

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

Loans to the company have funded limited operations of Andover Holdings.

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

ITEM 3.

LEGAL PROCEEDINGS

In March 2012 the Securities and Exchange Commission instituted an administrative proceeding which requested that the Commissioner suspend or revoke the registration of the Company's common stock, due to the delays in completion of the SEC reports for the Company. Counsel to the Company has filed opposition to the administrative proceeding, and the Company is working to rectify its delinquency in making the required reports.

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

Period 2010	Bid High / Low
4th Quarter	1.00 / .12

The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Holders of Record

As of May 7, 2012, there were 1,132 Shareholders of Record of our common stock.

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

Results of Operations – Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We are a development stage company as defined in the Statement of Financial Accounting Standards ASC 915 with limited operations. We have had no revenues since inception. The Companies' acquisition for the Duncan Motor Company did not materialize.  The Company will continue to look for other advanced technologies and methodologies for acquisition.  We are currently in talks with a new Medical Technology company.

Currently, the Company has no revenues. As of December 31, 2010, the Company's accumulated deficit was $3,788,190 and a working capital deficit of $957,084, compared to an accumulated deficit of $3,648,548 and a working capital deficit of $760,348 in 2009. Until we initiate and conclude an acquisition, the Company will continue to operate with a deficit.

Stock based compensation totaled $0.00 for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009.

Interest expense was $36,736 for the year ended December 31, 2010 resulting in a cumulative balance since inception of $ 125,522.

Accounting fees were $13,500 for the year ended December 31, 2010 compared to none in Y2009.

Legal fees were $4,030 for the year ended December 31, 2010 and none for Y2009.

Liquidity and Capital Resources.

The following table summarizes the cash flows for the years ended December 31, 2010 and 2009:

	For the Years Ended December 31
Net cashed (used in) provided by:	2010	2009

Operating Activities	$(139,642)	$(31,776)
Investing Activities	None	None
Financing Activities	None	None

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

Net Operating Loss Carry Forwards

The Company had cumulative net operating loss carry forwards for income tax purposes at December 31, 2010  of approximately $3,788,190  expiring through December 31, 2024. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and supplementary Notes are set forth on pages F-1 through F-11.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities.  There was no compensation paid in Y2010 or Y2009.

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Bradford L. Tolley	2007	0	83,500	0
Bradford L. Tolley	2008	0	0	0

Compensation of Directors

We do not currently pay any compensation to our directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of May 7, 2012 with respect to the number of shares of the Company's Common Stock that are beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock. An asterisk indicates beneficial ownership of less than 1% of the Company's outstanding stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned. As of December 31, 2010, there were issued and outstanding 31,110,580 shares of the Company's common stock.

Officers and Directors	Shares Owned
Barbara Lang Tolley, Chairman of the Board and CEO	18,714,150
Dr. Gerfried Mueller	300,000

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The largest beneficial owner of our stock, has been retained to update and bring our filings current, in order to work toward regaining status, as a public trading company, and to proceed with a potential acquisition for the company.

We do not have any independent directors.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the Y2009 and Y2010 fiscal years for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of our financial statements included in our Forms 10-Q were $0.00 in 2009 compared to $10,000  in 2010 for past year services. All fees for audit services, and any material fees for other services, are approved in advance by our Board of Directors.

Tax Fees.

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning were $1,200 in 2010 and none, in Y2009. These services consisted of the preparation of Quarterly Financials.

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
Date: May 9, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerfried Mueller, Director
Gerfried Mueller, Director
Date: May 9, 2012

BAUM & COMPANY, P.A.

Certified Public Accountants

605 Lincoln Road – Suite 210

Miami Beach, Florida 33139

(954) 752-1712

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Andover Holdings, Inc.

(A Development Stage Company)

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Andover Holdings, Inc. (A Development Stage Company) as of December 31, 2010 and 2009 and the statements of operations, cash flows and stockholders' equity (deficit) for the years then ended, and cumulatively from inception June 29, 1999 to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Andover Holdings, Inc. (A Development Stage Company) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended, and cumulatively from inception June 28, 1999 to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BAUM & COMPANY, P.A.

Miami Beach, Florida

May 7, 2012

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

Cash	$57,094	$—
Total current assets	57,094	—

Total assets	$57,094	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$189,386	$189,002
Accounts payable and accrued expenses, related parties	294,329	257,977
Loans payable	277,500	127,500
Loans payable- related parties	185,869	185,869
Total current liabilities	947,084	760,348

Total liabilities	947,084	760,348

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 31,110,580 shares issued and outstanding, respectively	31,111	31,111
Additional paid-in capital	2,857,089	2,857,089
Deficit accumulated during the development stage	(3,778,190)	(3,648,548)

Total stockholders' (deficit)	(889,990)	(760,348)

Total liabilities and stockholders' (deficit)	$57,094	$—

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative From
	Inception
	(June 28, 1999)
	To	For the Year Ended
	December 31,	December 31,
	2010	2010	2009

Revenue	$—	$—	$—

Operating expenses	3,782,668	92,906	—

Operating (Loss)	(3,782,668)	(92,906)	—

Other income (expense)
Cancellation of debt pursuant to agreement rescission	130,000	—	—
Interest (expense)	(125,522)	(36,736)	(31,776)

(Loss) Before Provision for Income Taxes	(3,778,190)	(129,642)	(31,776)

Income Taxes	—	—	—

Net (Loss)	$(3,778,190)	$(129,642)	$(31,776)

Net (Loss) Per Common Share -
Basic and Diluted		$—	$—

Weighted Average Shares of Common Stock Outstanding		31,110,580	31,110,580

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares Issued	Amount	Capital	Stage	Total

Balance January 1, 2009	31,110,580	$31,111	$2,857,089	$(3,616,772)	$(728,572)

Net loss				(31,776)	(31,776)

Balance December 31, 2009	31,110,580	31,111	2,857,089	(3,648,548)	(760,348)

Net loss				(129,642)	(129,642)

Balance December 31, 2010	31,110,580	$31,111	$2,857,089	$(3,778,190)	$(889,990)

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative From
	Inception
	(June 28, 1999)
	To	For the Year Ended
	December 31,	December 31,
	2010	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,778,190)	$(129,642)	$(31,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,885	—	—
Stock based compensation	1,405,600	—	—
Stock issued for liabilities	122,845	—	—
Cancellation of debt pursuant to agreement rescission	(130,000)	—	—
Stock and note issued for purchased R & D	161,250	—	—
Accumulated loss of acquisition	8,711	—	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	197,385	383	5,424
Accounts payable and accrued expenses-related parties	718,834	36,353	26,352
Net cash used in operating activities	(1,290,680)	(92,906)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	—	—
Net cash used in investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable proceeds, related parties	321,594	—	—
Loans payable repayments, related parties	(183,483)	—	—
Proceeds from loans payable	277,500	150,000	—
Proceeds from sale of common stock	935,048	—	—
Net cash provided by financing activities	1,350,659	150,000	—

Net increase (decrease) in cash	57,094	57,094	—

Cash and equivalents, beginning of period	—	—	—

Cash and equivalents, end of period	$57,094	$57,094	$—

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Cumulative From
	Inception
	(June 28, 1999)
	To	For the Year Ended
	December 31,	December 31,
	2010	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$10,120	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$1,405,600	$—	$—
Contribution of debt by shareholder	$370,222	$—	$—
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$—	$—
Stock Issued for Purchased R & D	$31,250	$—	$—

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is in its development stage since its formation in 1999 and has an accumulated deficit of $3,788,190, to date.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred accumulated losses of $3,788.190 and has a net stockholders’ deficiency of $899,990 as of December 31, 2010 and is currently unable to generate sufficient cash flow to meet its obligations and sustain its operations. The deceased CEO and major stockholder of the Company had previously funded the Company’s operations. This loss of the former CEO and the lack of an operating business raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has subsequently received loans from certain stockholders to fund limited operations, satisfy debts and update regulatory filings.

NOTE 4. OFFICE SPACE

The Company's Lease for office space has been terminated and the Company has made an arrangement for a month to month Lease arrangement with an existing Shareholder.

NOTE 5. STOCKHOLDERS’ EQUITY

All of the Company’s authorized capital stock consists of common stock. The Company has authorized 50,000,000 shares of common stock, par value $.00001 per share. As of December 31, 2010 , there are 31,110,580 shares issued and outstanding.  Each holder of the Company’s common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of Directors. All voting is non-cumulative, which means that the holder of fifty percent (50%) plus one share, can in voting for the election of Directors, elect all Directors. The holders of common stock are entitled to receive pro-rata dividends, when and as declared by the Board of Directors in its discretion, out of funds legally available therefore. Payment of dividends will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company has never paid any dividends and the Board has no plans for the payment of future dividends at this time.

NOTE 6. NOTES AND LOANS PAYABLE

At December 31, 20010 and 2009, total notes and loans payable consisted of the following: Notes and loans payable to principal stockholders are unsecured and due upon demand, with interest at between 5% and 7%.

	December 31, 2010	December 31, 2009

Loans Payable	$277,500	$127,500
Loans Payable Related Parties	$185,869	$185,869

Interest expense was $36,736 and $31,776 for the years ended December 31, 2010 and 2009, respectively.

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

NOTE 8. RECISSION OF ASSET PURCHASE AGREEMENT

A Special Meeting of the Board of Directors was held on June 25, 2008 regarding the Asset Purchase Agreement the Company entered into with Richard Duncan and Robert Wright of Duncan Motor Company on June 7, 2006. Pursuant to this event, the Company alleges that Duncan Motor Company breached their agreement in not delivering any of the intellectual property of their prototype vehicle as per agreement. On September 2, 2008, the Company received a letter from one of the Principals stating that his letter would serve as notification that they were cancelling the agreement and that the Asset Purchase Agreement was null and void. As a result of the agreement to recind, which was mutually agreed upon, the promissory note payable in the amount of $130,000 as consideration for certain intellectual prototype property was retroactively cancelled. Additionally, shares of common stock issued as part of the agreement were to be returned upon the recission. Currently, only 50,000 shares of the total 100,000 shares of common stock were returned.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this 10-K and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.