Form 10-Q
period 2011-03-31
Andover Holdings, Inc./FL
filed 2012-05-24
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2011
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2011 was approximately 31,110,580.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash	$38,330	$57,094
Total current assets	38,330	57,094

Total assets	$38,330	$57,094

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$97,513	$189,386
Accounts payable and accrued expenses, related parties	299,518	294,329
Loans payable	287,500	277,500
Loans payable- related parties	185,869	185,869
Total current liabilities	870,400	947,084

Total liabilities	870,400	947,084

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 31,110,580 shares issued and outstanding, respectively	31,111	31,111
Additional paid-in capital	2,857,089	2,857,089
Deficit accumulated during the development stage	(3,720,270)	(3,778,190)

Total stockholders' (deficit)	(832,070)	(889,990)

Total liabilities and stockholders' (deficit)	$38,330	$57,094

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)	For the Three Months Ended
	To March 31,	March 31,
	2011	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—

Operating expenses	3,813,379	30,711	—

Operating (Loss)	(3,813,379)	(30,711)	—

Other income (expense)
Cancellation of debt pursuant to agreement rescission	130,000	—	—
Cancellation of accounts payable	96,029
Interest ( expense)	(132,920)	(7,398)	(7,945)
Income (Loss) Before Provision for Income Taxes	(3,720,270)	57,920	(7,945)

Income Taxes	—	—	—

Net Income (Loss)	$(3,720,270)	$57,920	$(7,945)

Net (Loss) Per Common Share -
Basic and Diluted		$—	—

Weighted Average Shares of Common Stock Outstanding		31,110,580	31,110,580

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)	For the Three Months Ended
	To March 31,	March 31,
	2011	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,720,270)	$57,920	$(7,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,885	—	—
Stock based compensation	1,405,600	—	—
Stock issued for liabilities	122,845	—
Cancellation of debt pursuant to agreement rescission	(130,000)	—	—
Stock and note issued for purchased R & D	161,250	—	—
Accumulated loss of acquisition	8,711	—	—
Changes in operating assets and liabilities:
Other assets, security deposits	—	—	—
Accounts payable and accrued expenses	105,512	(91,873)	1,356
Accounts payable and accrued expenses-related parties	724,023	5,189	6,589
Net cash used in operating activities	(1,319,444)	(28,764)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	—	—
Net cash used in investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft repayment	—	—	—
Loans payable proceeds, related parties	321,594	—	—
Loans payable repayments, related parties	(183,483)	—	—
Proceeds from loans payable	237,500	10,000	—
Proceeds from sale of common stock	935,048	—	—
Net cash provided by financing activities	1,360,659	10,000	—

Net increase (decrease) in cash	38,330	(18,764)	—

Cash and equivalents, beginning of period	—	57,094	—

Cash and equivalents, end of period	$38,330	$38,330	$—

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)	For the Three Months Ended
	To March 31,	March 31,
	2011	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$10,120	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$1,405,600	$—	$—
Contribution of debt by shareholder	$370,222	$—	$—
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$—	$—
Stock Issued for Purchased R & D	$31,250	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is in its development stage since its formation in 1999 and has an accumulated deficit of $3,720,27.

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

The Company had cumulative net operating loss carry-forwards for income tax purposes at March 31, 2011 of approximately $3,720,270 expiring through December 31, 2023. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the three months ending March 31, 2011 and for the year ending December 31, 2010 the effective income tax rate is:

	Period ending
	March 31, 2011	December 31, 2010
Statutory federal income tax rate	34%	34%
Valuation allowance	(34%)	(34%)
Effective tax rate	––%	––%

The Company has a net operating loss carry forward as of March 31, 2011 of approximately $3,813,379 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2027.

NOTE 4 - RELATED PARTY TRANSACTIONS

Loan Payable

The Company’s officers and directors have advanced funds to the company for working capital. These advances are unsecured, bear interest at 7% per annum and have no scheduled repayment. For the three months ending March 31, 2011 interest expense of $7,398 has been accrued and the total accrued interest balance at March 2011 is $132,920.

Management Fees

The Board of Directors approved an Executive Employment Agreement of $10,000 per month for Barbara Tolley effective the Second Quarter of Y2010.

NOTE 5 - CAPITAL TRANSACTIONS

There were no capital transactions in the first quarter of Y2010.

NOTE 6 - NOTES AND LOANS PAYABLE

At March 31, 2011 and 2010, total notes and loans payable consisted of the following: Notes and loans payable to principal stockholders are unsecured and due upon demand, with interest at between 5% and 7%.

	March 31, 2011	March 31, 2010

Loans Payable	$287,500	$127,500
Loans Payable Related Parties	$185,869	$185,869

Interest expense was $7,398 and $7,945 for the quarters ended March 2011 and March 2010, respectively.

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

There was no Stock based compensation in the First Quarter of March 31, 2011. The Company's accumulated deficit in the First Quarter was $3,720,270 and a working capital deficit of $870,400 compared to an accumulated deficit of $3,778,190 and a working capital deficit of $947, 084 in 2010. Until we initiate and conclude an acquisition, the Company will continue to operate with a deficit.

Interest expense was $7,398 for the quarter ended March 31, 2011, resulting in a cumulative balance since inception of $132,920.

Accounting fees were $0.00 for the quarter, compared to $13,500 in Y2010.

Legal fees were $0.00 for the quarter, compared to $4,030 in Y2010.

Liquidity and Capital Resources

The following table summarizes the cash flows for the quarters ended March 31, 2011 and 2010:

	For the Quarter Ended March 31,
Net cashed (used in) provided by:	2011	2010

Operating Activities	$(28,764)	$—
Investing Activities	$—	$—
Financing Activities	$10,000	$—

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

Net Operating Loss Carry Forwards

The Company had cumulative net operating loss carry forwards for income tax purposes at March 31, 2011 of approximately $3,720,270, expiring through December 31, 2024. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Date:  May 24, 2012

Andover Holdings, Inc.

By:	/s/ Barbara Lang Tolley
Barbara Lang Tolley
CEO