Form 10-Q
period 2011-06-30
Andover Holdings, Inc./FL
filed 2012-05-29
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2011
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2011 was approximately 31,110,580.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash	$17,064	$57,094
Total current assets	17,064	57,094

Total assets	$17,064	$57,094

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$102,124	$189,386
Accounts payable and accrued expenses, related parties	301,774	294,329
Loans payable	300,500	277,500
Loans payable- related parties	185,869	185,869
Total current liabilities	890,267	947,084

Total liabilities	890,267	947,084

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 31,110,580 shares issued and outstanding, respectively	31,111	31,111
Additional paid-in capital	2,857,089	2,857,089
Deficit accumulated during the development stage	(3,761,403)	(3,778,190)

Total stockholders' (deficit)	(873,203)	(889,990)

Total liabilities and stockholders' (deficit)	$17,064	$57,094

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Cumulative From
	Inception	For the		For the
	(June 28, 1999)	Three Months Ended		Six Months Ended
	To June 30,	June 30,		June 30,
	2011	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—	$—

Operating expenses	3,846,660	33,281	6,402	63,992	6,402

Operating (Loss)	(3,846,660)	(33,281)	(6,402)	(63,992)	(6,402)

Other income (expense)
Cancellation of debt pursuant to agreement rescission	130,000	—	—	—	—
Cancellation of accounts payable	96,029	—	—	96,029	—
Interest (expense)	(140,772)	(7,852)	(8,090)	(15,250)	(16,035)

Income (Loss) Before Provision for Income Taxes	(3,761,403)	(41,133)	(14,492)	16,787	(22,437)

Income Taxes	—	—	—	—	—

Net income (loss)	$(3,761,403)	$(41,133)	$(14,492)	$16,787	$(22,437)

Net (Loss) Per Common Share -
Basic and Diluted		$—	$—	$—	$—

Weighted Average Shares of Common Stock Outstanding		31,110,580	31,110,580	31,110,580	31,110,580

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Cumulative From
	Inception	For the
	(June 28, 1999)	Six Months Ended
	To June 30,	June 30,
	2011	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,761,403)	$16,787	$(22,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,885	—	—
Stock based compensation	1,405,600	—	—
Stock issued for liabilities	122,845	—	—
Cancellation of debt pursuant to agreement rescission	(130,000)	—	—
Stock and note issued for purchased R & D	161,250	—	—
Accumulated loss of acquisition	8,711	—	—
Changes in operating assets and liabilities:
Other assets, security deposits	—	—	—
Accounts payable and accrued expenses	110,123	(87,262)	2,858
Accounts payable and accrued expenses-related parties	726,279	7,445	8,176
Net cash used in operating activities	(1,353,710)	(63,030)	(11,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	—	—
Net cash used in investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft repayment	—	—	—
Loans payable proceeds, related parties	321,594	—	—
Loans payable repayments, related parties	(183,483)	—	—
Proceeds from loans payable	300,500	23,000	75,000
Line of credit, net	—	—	—
Proceeds from sale of common stock	935,048	—	—
Net cash provided by financing activities	1,373,659	23,000	75,000

Net increase (decrease) in cash	17,064	(40,030)	63,597

Cash and equivalents, beginning of period	—	57,094	—

Cash and equivalents, end of period	$17,064	$17,064	$63,597

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Cumulative From
	Inception	For the
	(June 28, 1999)	Six Months Ended
	To June 30,	June 30,
	2011	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$10,120	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$1,405,600	$—	$—
Contribution of debt by shareholder	$370,222	$—	$—
Stock Issued for Acquisition of Timber Property, Inc.	$8,711	$—	$—
Stock Issued for Purchased R & D	$31,250	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 1. – DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Florida on June 28, 1999. We filed a Form 10SB with the Securities and Exchange Commission, thereby becoming a publicly reporting company. On October 29, 2001, the Company changed its name from Xelos, Inc. to Real Logic, Inc. On July 31, 2008, we changed the name from Real Logic, Inc. to Andover Energy Holdings, Inc. Management's intentions were to focus on Wind Energy Turbines manufacturing.  Due to a change in Management, the Company changed the name to Andover Holdings, Inc. on August 24. 2010.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is in its development stage since its formation in 1999 and has an accumulated deficit of $3,761,403..

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

The Company had cumulative net operating loss carry-forwards for income tax purposes at June 30, 2010 of approximately $3,761,403 expiring through December 31, 2023. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the six months ending June 30, 2011 and for the year ending December 31, 2010 the effective income tax rate is:

	Period ending
	June 30, 2011	December 31, 2010
Statutory federal income tax rate	34%	34%
Valuation allowance	(34%)	(34%)
Effective tax rate	––%	––%

The Company has a net operating loss carry forward as of June 30, 2011 of approximately $3,761,403 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2027.

NOTE 4 - RELATED PARTY TRANSACTIONS

Loan Payable

The Company’s officers and directors have advanced funds to the company for working capital. These advances are unsecured, bear interest at 7% per annum and have no scheduled repayment. For the six months ending June 30, 2011 interest expense of $15,250 has been accrued and the total accrued interest balance at June 30, 2011 is $140,772.

Management Fees

The Board of Directors approved an Executive Employment Agreement of $10,000 per month for Barbara Tolley, effective the Second Quarter of Y2010.

NOTE 5 - CAPITAL TRANSACTIONS

There were no capital transactions in the first quarter of Y2010.

NOTE 6 - NOTES AND LOANS PAYABLE

At June 30, 2011 and 2010, total notes and loans payable consisted of the following: Notes and loans payable to principal stockholders are unsecured and due upon demand, with interest at between 5% and 7%.

	June 30, 2011	June 30, 2010

Loans Payable	$300,500	$277,500
Loans Payable Related Parties	$185,869	$185,869

Interest expense was $15,250 and $16,035 for the quarters ended June 2011 and June 2010, respectively.

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

There was no Stock based compensation in the Second Quarter of June 30, 2011. The Company's accumulated deficit in the Second Quarter was $3,761,403 and a working capital deficit of $873,203 compared to an accumulated deficit of $3,778,190 and a working capital deficit of $889,990 in 2010. Until we initiate and conclude an acquisition, the Company will continue to operate with a deficit.

.Interest expense was $7,852 for the quarter ended June 30, 2011, resulting in a cumulative balance since inception of $140,772.

Accounting fees were $13,500 for the Y 2011, compared to $3,500 in Y2010.

Legal fees were $17,500 for the Y 2011, compared to $1,000 in Y2010.

Liquidity and Capital Resources

The following table summarizes the cash flows for the quarters ended June 30, 2011 and 2010:

	For the Quarter Ended June 30,
Net cashed (used in) provided by:	2011	2010

Operating Activities	$63,992	$6,402
Investing Activities	$—	$—
Financing Activities	$—	$—

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

Net Operating Loss Carry Forwards

The Company had cumulative net operating loss carry forwards for income tax purposes at June 30 2011 of approximately $3,761,403 expiring through December 31, 2024. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

There has been no sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities.

There has been no default upon Senior Securities

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

None

Item 6.

Exhibits.

Exhibit No.	Description

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	XBRL Interactive Data*

———————

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 25, 2012

Andover Holdings, Inc.

By:	/s/ Barbara Lang Tolley
Barbara Lang Tolley
CEO