Form 10-Q
period 2011-09-30
Andover Holdings, Inc./FL
filed 2012-05-30
CIK 1126533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2011
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 30, 2011 was approximately 31,110,580.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash	$11,946	$57,094
Total current assets	11,946	57,094

Total assets	$11,946	$57,094

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$108,083	$189,386
Accounts payable and accrued expenses, related parties	312,054	294,329
Loans payable	330,500	277,500
Loans payable- related parties	185,869	185,869
Total current liabilities	936,506	947,084

Total liabilities	936,506	947,084

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 31,110,580 shares issued and outstanding, respectively	31,111	31,111
Additional paid-in capital	2,857,089	2,857,089
Deficit accumulated during the development stage	(3,812,760)	(3,778,190)

Total stockholders' (deficit)	(924,560)	(889,990)

Total liabilities and stockholders' (deficit)	$11,946	$57,094

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)
	To	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,		September 30,
	2011	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—	$—

Operating expenses	3,888,816	42,156	38,337	106,148	44,739

Operating (Loss)	(3,888,816)	(42,156)	(38,337)	(106,148)	(44,739)

Other income (expense)
Cancellation of debt pursuant to agreement rescission	130,000	—	—	—	—
Cancellation of Accounts Payable	96,029	—	—	96,029	—
Interest (expense)	(149,973)	(9,201)	(10,132)	(24,451)	(26,167)

(Loss) Before Provision for Income Taxes	(3,812,760)	(51,357)	(48,469)	(34,570)	(70,906)

Income Taxes	—	—	—	—	—

Net (Loss)	$(3,812,760)	$(51,357)	$(48,469)	$(34,570)	$(70,906)

Net (Loss) Per Common Share -
Basic and Diluted		$—	$—	$—	$—

Weighted Average Shares of Common Stock Outstanding		31,110,580	31,110,580	31,110,580	31,110,580

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Cumulative From
	Inception
	(June 28, 1999)
	To	For the Nine Months Ended
	September 30,	September 30,
	2011	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,812,760)	$(34,570)	$(70,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,885	—	—
Stock based compensation	1,405,600	—	—
Stock issued for liabilities	122,845	—	—
Cancellation of debt pursuant to agreement rescission	(130,000)	—	—
Stock and note issued for purchased R & D	161,250	—	—
Accumulated loss of acquisition	8,711	—	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	116,082	(81,303)	6,403
Accounts payable and accrued expenses-related parties	736,559	17,725	14,764
Net cash used in operating activities	(1,388,828)	(98,148)	(49,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,885)	—	—
Net cash used in investing activities	(2,885)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable proceeds, related parties	321,594	—	—
Loans payable repayments, related parties	(183,483)	—	—
Proceeds from loans payable	330,500	53,000	150,000
Proceeds from sale of common stock	935,048	—	—
Net cash provided by financing activities	1,403,659	53,000	150,000

Net increase (decrease) in cash	11,946	(45,148)	100,261

Cash and equivalents, beginning of period	—	57,094	—

Cash and equivalents, end of period	$11,946	$11,946	$100,261

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

The accompanying notes are an integral part of the consolidated financial statements

ANDOVER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 1. - DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Florida on June 28, 1999. We filed a Form 10SB with the Securities and Exchange Commission, thereby becoming a publicly reporting company. On October 29, 2001, the Company changed its name from Xelos, Inc. to Real Logic, Inc. On July 31, 2008, it changed the name from Real Logic, Inc. to Andover Energy Holdings, Inc. Management's intentions were to focus on Wind Energy Turbines manufacturing. Due to a change in Management, the Company changed the name to Andover Holdings, Inc. on August 24. 2010 and changed intentions to focus on making an Acquisition for the Company.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is in its development stage since its formation in 1999 and has an accumulated deficit of $3,812,760.

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

The Company had cumulative net operating loss carry-forwards for income tax purposes at September  30, 2011 of approximately $3,812,760 expiring through December 31, 2023. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For the nine months ending September 30, 2011 and for the year ending December 31, 2010 the effective income tax rate is:

	Period ending
	September 30, 2011	December 31, 2010
Statutory federal income tax rate	34%	34%
Valuation allowance	(34%)	(34%)
Effective tax rate	––%	––%

The Company has a net operating loss carry forward as of September 30, 2010 of approximately $3,812,760 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2027.

NOTE 4 - RELATED PARTY TRANSACTIONS

Loan Payable

The Company’s officers and directors have advanced funds to the company for working capital. These advances are unsecured, bear interest at 7% per annum and have no scheduled repayment. For the nine months ending September 30, 2011 interest expense of $24,451 has been accrued and the total accrued interest balance at September 30, 2011 is $149,973.

Management Fees

The Board of Directors approved an Executive Employment Agreement of $10,000 per month for Barbara Lang Tolley, as Acting Chief Executive Officer and Chairman of the Board, .effective the Second Quarter of Y2010.

NOTE 5 - CAPITAL TRANSACTIONS

There were no capital transactions in the first quarter of Y2010.

NOTE 6 - NOTES AND LOANS PAYABLE

At September 30, 2011 and 2010, total notes and loans payable consisted of the following: Notes and loans payable to principal stockholders are unsecured and due upon demand, with interest at between 5% and 7%.

	September 30, 2011	September 30, 2010

Loans Payable	$330,500	$277,500
Loans Payable Related Parties	$185,869	$185,869

Interest expense was $9,201and $10,132 for the quarters ended September 2011 and September 2010, respectively.

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

There was no Stock based compensation in the Third Quarter of September 30, 2011.  The Company's accumulated deficit in the Third Quarter was $3,812,760 and a working capital deficit of $936,506 compared to an accumulated deficit of $3,778,190 and a working capital deficit of $947,085 in 2010.  Until we initiate and conclude an acquisition, the Company will continue to operate with a deficit.

Interest expense was $9,201 for the quarter ended September 30, 2011, resulting in a cumulative balance since inception of $149,973.

Accounting fees were $12,225 for the Y 2011, compared to $13,500 in Y2010.

Legal fees were $0.00 for the Y2011, compared to $4,030 in Y2010.

)

Liquidity and Capital Resources

The following table summarizes the cash flows for the quarters ended September 30, 2011 and 2010:

	For the Quarter Ended September 30,
Net cashed (used in) provided by:	2011	2010

Operating Activities	$(42,156)	$(38,337)
Investing Activities	$—	$—
Financing Activities	$—	$—

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

Net Operating Loss Carry Forwards

The Company had cumulative net operating loss carry forwards for income tax purposes at September 30, 2011 of approximately $3,812,760 expiring through December 31, 2024. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

———————

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 29, 2012

Andover Holdings, Inc.

By:	/s/ Barbara Lang Tolley
Barbara Lang Tolley
CEO